Form 10QSB
period 2000-05-31
EMC GROUP INC /FL
filed 2001-05-09
CIK 1048151

UNITED STATES

                   SECURITIES AND EXCHANGE COMMSSION

                            WASHINGTON, D.C.





                              FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                        AND EXCHANGE ACT OF 1934



              For the quarterly period ended May 31, 2000

                    Commission file number: 0-28035



                            EMC GROUP, INC.

     FLORIDA                                             05-9346551
State of incorporation                              (IRS Employer number)



                 ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:

                           346 Tanager Court

                        Lakeland, Florida 33803

                        Telephone: 863-619-6353



Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ ] No [X]



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value per share, 50,000,000 authorized , 2,575,200 issued and outstanding as of May 31, 2000. Preferred
Non-Voting Stock, $0.0001 par value per share, 50,000,000 authorized , 2,800,000 shares issued and outstanding as of May 31, 2000.



Transitional Small Business Disclosure Format (Check one): Yes [ ] No
[X]



                           TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements ............................Page No.

Balance Sheet (unaudited ................................... 3

Statements of Operations (unaudited)........................ 4

Statements of Cash Flows (unaudited)........................ 5

Item 2. Management's Discussion and Analysis of Plan
        of Operation ....................................... 6


PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................... 8

Item 2. Changes in Securities .............................. 8

Item 3. Defaults upon Senior Securities..................... 9

Item 4. Submission of Matters to a Vote of
        Security Holders ................................... 9

Item 5. Other Information................................... 9

Item 6. Exhibits and Reports on Form 8-K.................... 9

        Signatures.                                         10



                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS


                                EMC GROUP, INC.

                                BALANCE SHEETS

                                   ASSETS

                                                                     May 31,
                                                   February 29        2000
                                                       2000        (unaudited)
                                                   -----------      ----------
Current assets:
  Cash                                            $     39,148         29,464
  Accounts receivable                                    3,173          1,955
  Inventory                                              3,575          3,918
  Prepaid expenses                                         828          3,748
                                                   -----------      ---------
           Total current assets                         46,724         39.085

Property and Equipment:
  Leasehold improvements                                68,099         68,099
  Equipment                                             43,018         43,458
                                                   -----------      ---------
                                                       111,117        111,557

           Less accumulated depreciation                35,454         37,454
                                                   -----------      ---------

Net property and equipment                              75,663         74,103

Other assets:
  Organization costs, net of accumulated
   amortization of $3,083 and $3,333                     2,087          1,837
  Marketing rights, net of accumulated
   amortization of $307,125 and $341,250             2,422,875      2,388,750
  Deposits                                               1,199          1,196
                                                   -----------      ---------
                                                   $ 2,548,548      2,504,971
                                                  ============      =========






See accompanying notes to financial statements. (Continued)



                               EMC GROUP, INC.

                          BALANCE SHEETS - Continued

                    Liabilities and Stockholders' Equity

                                                                      May 31,
                                                    February 29,       2000
                                                        2000      (Unaudited)
                                                    ------------  -----------
Current liabilities:
   Accounts payable                                 $      4,605       6,690
                                                    ------------  ----------

          Total current liabilities                        4,605       6,690

   Deposits                                                4,400       4,400
                                                    ------------  ----------
           Total liabilities                               9,005      11,090

Stockholders' equity:
Preferred stock ($.0001 par value; 50 million shares         280         280
   authorized; 2.8 million issued and outstanding)
Common stock ($.0001 par value; 50 million                   258         258
   shares authorized; 2,575,200 shares issued
   and outstanding)
Additional paid-in capital                             3,342,309   3,342,309
Stock subscriptions receivable                          (291,000)   (291,000)
Accumulated deficit                                     (512,304)   (557,966)
                                                    ------------   ----------

           Total stockholders' equity                  2,539,543    2,493,881
                                                    ------------   ----------
                                                     $ 2,548,548    2,504,971
                                                     ===========   ==========




See accompanying notes to financial statements




                                     EMC GROUP, INC.

                                 Statement of Operations


                                                        Three months ended
                                                                May 31
                                                      -----------------------
                                                          2000       1999
                                                      (Unaudited)  Unaudited)
                                                      -----------  ----------
Sales:
   Food and beverage                                  $    47,893     44,511
   Management fees                                          6,576      6,145
   Store rent                                               7,334      7,334
                                                      -----------  ----------
            Total sales                                    61,803     57,990
Expenses:
   Food and beverage                                       21,379     20,225
   Retail store operating                                  26,216     28,357
   General and administrative                              23,601     26,796
   Depreciation and amortization                           36,375     37,343
                                                      -----------  ----------

            Total expenses                                107,571    112,721
Operating loss                                            (45,768)   (54,731)

Interest income                                               106         39
                                                      -----------  ----------

            Net loss                                  $   (45,662)   (54,692)
                                                      ===========  ==========

Loss per common share                                 $      (.02)     (0.14)
                                                      ===========  ==========

Weighted number of common shares outstanding             2,209,367    380,200
                                                      ===========  ==========





See accompanying notes to financial statements




                                   EMC GROUP, INC.

                             Statements of Cash Flows

                                                         Three months ended
                                                               May 31
                                                      -----------------------
                                                         2000        1999
                                                      (Unaudited) (Unaudited)
                                                      -----------  ----------
Cash flows used in operating activities:
   Net loss                                            $ (45,662)    (54,692)
   Adjustments to reconcile net loss to net
    cash operating activities:
      Depreciation and amortization                       36,375      37,343
      Net increase (decrease) in cash flow from
      changes in:
           Accounts receivable                             1,218        (484)
           Inventory                                        (343)       (599)
           Prepaid expenses                               (2,917)         -
           Accounts payable                                2,085     (35,564)
                                                      -----------  ---------

               Net cash used in operating activities      (9,244)    (53,996)
                                                      -----------  ---------

Cash flows from investing activities:

   Collection of principal on note receivable                -       (23,155)
   Purchase of equipment                                    (440)     (1,095)
                                                      -----------  ---------

           Net cash provided (used) in investing
                       activities                            440)    (24,250)
                                                      -----------  ----------
Cash flows from financing activities:

   Issuance of common stock                                  -       128,500
                                                      -----------  ---------

          Net cash provided by financing activities          -       128,500
                                                      -----------  ---------

Net increase (decrease) in cash                           (9,684)     50,253

Cash, beginning of period                                 39,148       4,590
                                                      -----------  ---------

Cash at end of period                                 $   29,464   $  54,843
                                                      ===========  =========
Supplemental disclosure of cash flows information:
Cash paid during the year for interest                $     -      $     280
                                                       ==========  =========


See accompanying notes to financial statements





                            EMC GROUP, INC.

                     Notes to Financial Statements




(A) Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and foot notes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles.

The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of May 31, 2000, and results of operations and cash flows for the three month period ended May 31, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.



(B) Sales to Major Customers

During the three months ended May 31, 2000 and 1999, no customer accounted for more than 10% of total revenue.

(C) Subsequent Events

There are no subsequent events to report.other than those reported in this filing.



PART I. FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

FOR THE FIRST THREE (3) MONTHS (INTERIM PERIOD) ENDED MAY 31, 2000.

GENERAL


The Company had a net loss of $45,662 for the first quarter of its current fiscal year compared to a net loss of $54,692 for the comparable period of the previous fiscal year. Total revenues were $61,803 for the first quarter of the company's current fiscal year versus $57,990 for the first quarter of the previous fiscal year.


Sales were $61,803 for the first quarter of the company's current fiscal year compared to $57,990 for the comparable period of the preceding year. Included in sales for the first quarter of the current fiscal year are food and beverage sales of $47,893, management fees of $$6,576 and rent of $7,334 for the first quarter of the Company's current fiscal year versus food and beverage sales of $44,511, management fees of $6,145 and rent of $7,333 for the comparable period of the previous year.


Head office and administrative expenses were $23,601 for the first quarter of the current fiscal year compared to $26,796 for the comparable period of the preceding year, a decrease of 20% or $3,195.


Cost of food and beverage were $21,379 for the first quarter of the current fiscal year versus $20,225 for the first quarter of the previous year. The increase is due to increased sales of food and beverages at the company owned and operated TREATS STORE, ORLANDO, FLORIDA. Retail store operating expenses were $26,216 for the first quarter of the company's current fiscal year versus $28,357 for the first quarter of the previous year. Retail operating expenses include all labor cost. The assets of this store are owned by the Company, however, the premises are leased from an independent third party.



The company collected management fees from the independent operator of the Treats store, located in Detroit, Michigan of $6,576 for the first quarter of the Company's current fiscal year compared to $6,145 for the comparable period of the previous year. The management fees, which represent a percentage (%) income to the Company based on weekly sales and a monthly administration fee, collectively called "management fees" the independent operator pays the Company. Monthly rent collected from the independent operator of the Treats store located in Detroit, Michigan, were $7,334 for the first quarter of the current fiscal year were the same as collected for the comparable period of the previous year. The independent operator is required to pay monthly rent for the premises to the Company. The Company, being the lawful tenant, in turn pays monthly rent to landlord of the premises. The assets of the store are owned by the Company. However, the premises are leased from an independent third party. The independent operator operates this store for his own profit or loss pursuant to the terms and condition of an operating agreement with the Company. The independent operator is not a franchisee of the Treats franchise system. A copy of the agreement is filed as an exhibit to the Form 10-SB12G/A.


LIQUIDY AND CASH FLOW FOR THE FIRST THREE (3) MONTHS OF THE CURRENT FISCAL YEAR COMPARED TO THE SAME PERIOD OF THE PREVIOUS YEAR.

During the first 3 months ended May 31, 2000, the company did not achieve a positive cash flow from operations. Accordingly, the company relies on cash on hand.

The Company was able to meet its daily cash requirements due to the following: On April 6, 1999, the company raised additional capital of $419,500 in cash and cash equivalents through the sale of 2,195,000 of the Company's common stock to various parties pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933 by the Securities and Exchange Commission. The Company collected $128,500 in cash. The balance of $291,000 covering 1,455,000 shares of the Company's Common Stock at $0.20 per share, were due February 28, 2000 pursuant to Promissory Notes with subscribers. The due date for payment of the Promissory Notes was extended by the Company to April 30, 2001. The Promissory Notes provide that any unpaid shares underlying the Promissory Notes be returned to the Company by April 30, 2001.

IN THE CURRENT YEAR:

This year the Company focused on establishing short and long term objectives and the development of a business plan to implement those objectives.

The Company determined that it was important to use the Internet for communication and dissemination of information. As a result the Company entered into a contract with Visibility Consulting Inc. of Orlando, Florida to develop a web site (www.treatsusa) in order to promote the Treats Franchise System in the United States and to provide other relevant information to prospective clients. The Company's management has discontinued this web-site in August 2000, due to lack of inquiries.

In addition to its web site, Company management felt strongly that an opportunity existed to market some of the Treats Coffees through the Internet. To that extent a web site (www.treatscoffee) was developed. While the site was fully operational to take orders, the Company, however, has closed the web-site August 2000, due to lack of orders.

The Company will adopt the new design criteria and appearance of Treats stores, developed by Treats Canada Corporation, which have been well received by its customers, landlords and franchise owners. The updated interior and exterior decor provides for a more comfortable and relaxing atmosphere.



PART II OTHER INFORMATION


Item 1. Legal Proceedings.


There are no legal proceedings of any kind against the Company or as to its property.



Item 2. Changes in Securities.


(a) There are no changes with respect to any of the Company's securities.


(b) Not applicable.


(c) The company has not sold any securities during the first quarter of its current fiscal year.


(d) Not applicable.



Item 3. Defaults Upon Senior Securities


Not applicable.



Item 4. Submission of Matters to a Vote of Security Holders


Pursuant to Section 15 of Article II of the Company's By-Laws, the Company took action without a meeting subject to consent in writing during the months of April and May 2000. Shareholders of the Company were informed in writing via mail of the following consent action:

Pursuant to Chapter 607, Florida Statutes, this is to advise you, as a shareholder of EMC Group, Inc., that shareholders owning a majority of the common shares of EMC Group, Inc. ("the Corporation") have, by written consent, taken the following actions as the actions of the shareholders of the Corporation:


(1) Authorizing the amendment of the Articles of Incorporation of the Corporation to (a) provide for the increase in the authorized common shares of the Corporation to 50,000,000 shares; (b) provide that the number of authorized shares shall not be decreased as a result of any future share combinations; and (c) establish the rights and preferences of the holders of preferred shares.


(2) Approving and ratifying the issuance of preferred and common shares of the Corporation. Details with respect to the terms and conditions of the Preferred Shares are filed as exhibits to the Form 10-SB12G/A.



Item 5. Other Information.


Change in accountants. The Company engaged the services of Parks, Tschopp, Whitcomb & Orr, P.A., CPA's, located in Orlando, Florida, in June 2000. There are no disagreements with the accountants.


Item 6. Exhibits and Reports on Form 8-K.


(a) All required exhibits have been filed with the Form 10-SB12G/A.


(b) The company has not filed any reports on Form 8-K since inception.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.










                                   _EMC GROUP, INC.
                                   (Registrant)


Date __April 27, 2001___________


                                   _/s/Erhard Sommer_________________
                                   (Signature)*

                                   Erhard Sommer, President & CEO
Date
_______________________________
                                   ___________________________________
                                   (Signature)*




*Print the name and title of each signing officer under his signature.