Form 10QSB
period 2000-08-31
EMC GROUP INC /FL
filed 2001-05-10
CIK 1048151

UNITED STATES

                   SECURITIES AND EXCHANGE COMMSSION

                            WASHINGTON, D.C.





                              FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                        AND EXCHANGE ACT OF 1934



             For the quarterly period ended August 31, 2000

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

Common Stock, $0.0001 par value per share, 50,000,000 authorized , 2,575,200 issued and outstanding as of May 31, 2000. Preferred
Non-Voting Stock, $0.0001 par value per share, 50,000,000 authorized , 2,800,000 shares issued and outstanding as of August 31, 2000.



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



                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS


                                EMC GROUP, INC.

                                BALANCE SHEETS

                                   ASSETS

                                                    August 31
                                                       2000       February 29
                                                   (unaudited)       2000
                                                   -----------    -----------
Current assets:
  Cash                                            $     14,146         39,148
  Accounts receivable                                    3,986          3,173
  Inventory                                              4,367          3,575
  Prepaid expenses                                       2,952            828
                                                   -----------    -----------
           Total current assets                         25,451         46,724

Property and Equipment:
  Leasehold improvements                                68,099         68,099
  Equipment                                             43,458         43,018
                                                   -----------    -----------
                                                       112,633        111,117

           Less accumulated depreciation                39,454         35,454
                                                   -----------    -----------

Net property and equipment                              73,179         75,663

Other assets:
  Organization costs, net of accumulated
   amortization of $3,582 and $3,083                     1,589          2,087
  Marketing rights, net of accumulated
   amortization of $375,375 and $307,125             2,354,625      2,422,875
  Deposits                                               1,199          1,199
                                                   -----------    -----------
                                                   $ 2,456,039      2,548,548
                                                   ===========    ===========






See accompanying notes to financial statements. (Continued)



                               EMC GROUP, INC.

                          BALANCE SHEETS - Continued

                    Liabilities and Stockholders' Equity


                                                     August 31,
                                                        2000      February 29,
                                                    (unaudited)      2000
                                                   ------------   -----------
Current liabiliies:
   Accounts payable                                $      7,470         4,605
                                                    -----------   -----------

          Total current liabilities                       7,470         4,605

   Deposits                                               4,400         4,400
                                                    -----------   -----------
           Total liabilities                             11,870         9,005

Stockholders' equity:
Preferred stock ($.0001 par value; 50 million shares        280           280
   authorized; 2.8 million issued and outstanding)
Common stock ($.0001 par value; 50 million                  258           258
   shares authorized; 2,575,200 shares issued
   and outstanding)
Additional paid-in capital                            3,342,309     3,342,309
Stock subscriptions receivable                         (291,000)     (291,000)
Accumulated deficit                                    (607,677)     (512,304)
                                                    -----------   ----------

           Total stockholders' equity                 2,444,169     2,539,543
                                                    -----------   -----------
                                                    $ 2,456,039     2,548,548
                                                    ===========   ===========




See accompanying notes to financial statements




                                     EMC GROUP, INC.

                                 Statement of Operations


                                           Three months ended     Six months ended
                                              August 31                August 31
                                        ----------------------  -----------------------
                                           2000       1999         2000        1999
                                       (Unaudited)  Unaudited)  (Unaudited) (Unaudited)
                                       -----------  ----------  ----------  -----------
Sales:
   Food and beverage                   $    62,820     37,055      110,692       81,566
   Management fees                           6,738      6,051       13,314       12,197
   Store rent                                7,334      7,334       14,667       14,667
                                       -----------  ---------   ----------   ----------
            Total sales                     76,892     50,440      138,674      108,431
Expenses:
   Food and beverage                        28,850     16,296       50,230       36,520
   Retail store operating                   28,297     21,622       52,313       42,928
   General and administrative               31.078     45,188       58,928       79,036
   Fees paid with common stock                 -       20,000          -         40,000
   Depreciation and amortization            36,375     37,343       72,750       74,686
                                       -----------  ---------   ----------   ----------

            Total expenses                 124,600    140,449      234,221      273,171

Operating loss                             (47,708)   (90,009)     (95,547)    (164,740)

Interest income                                 64        164          170          203
                                       -----------  ---------   ----------   ----------

            Net loss                   $   (47,644)   (89,845)     (95,378)    (164,537)
                                       ===========  =========   ==========   ==========

Loss per common share                  $     (.075)     (.14)       (.075)         (.15)
                                       ===========  =========   ==========   ==========

Weighted number of common shares
outstanding                                643,800    643,800    1,287,600    1,104,684
                                       ===========  =========   ==========   ==========





See accompanying notes to financial statements




                                   EMC GROUP, INC.

                             Statements of Cash Flows

                                                         Six months ended
                                                             August 31
                                                      -----------------------
                                                          2000       1999
                                                      (Unaudited) (Unaudited)
                                                      -----------  ----------
Cash flows used in operating activities:
   Net loss                                            $ (95,378)   (164,537)
   Adjustments to reconcile net loss to net
    cash operating activities:
      Depreciation and amortization                       72,750      74,686
      Common stock issued for services                                40,000
      Net increase (decrease) in cash flow from
      changes in:
           Accounts receivable                              (828)     21,317
           Inventory                                        (792)       (807)
           Prepaid expenses                               (2,124)        163
           Accounts payable                                2,841     (13,289)
                                                      -----------  ---------

               Net cash used in operating activities     (23,531)    (42,467)
                                                      -----------  ---------

Cash flows from investing activities:

   Collection of principal on note receivable                -        (2,179)
   Purchase of equipment                                  (1,572)     (2,895)
                                                      -----------  ---------

           Net cash provided (used) in investing
                       activities                         (1,572)     (5,074)
                                                      -----------  ----------
Cash flows from financing activities:

   Issuance of common stock                                  -       128,500
   Advances from officer                                     -       (22,254)
                                                      -----------  ---------

          Net cash provided by financing activities          -       106,246
                                                      -----------  ---------

Net increase (decrease) in cash                          (25,103)     58,705

Cash, beginning of period                                 39,198       4,590
                                                      -----------  ---------

Cash at end of period                                 $   14,146   $  63,295
                                                      ===========  =========
Supplemental disclosure of cash flows information:
Cash paid during the year for interest                $     -      $     280
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

The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of August 31, 2000, and results of operations and cash flows for the three month period ended August 31, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.




(B) Sales to Major Customers

During the three months ended August 31, 2000 and 1999, no customer accounted for more than 10% of total revenue.



(C) Subsequent Events

There are no subsequent events to report other than reported in the financial statements.



PART I. FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

FOR THE THREE (3) MONTHS (INTERIM PERIOD) ENDED AUGUST 31, 2000.

GENERAL

The Company had a net loss of $47,644 for the second quarter of its current fiscal year compared to a net loss of $89,845 for the comparable period of the previous fiscal year. Total sales were $76,892 for the second quarter of the company's current fiscal year versus $50,440 for the comparable period of the previous fiscal year.


Included in sales for the second quarter of the company's current fiscal year are food and beverage sales of $62,820, management fees of $$6,738 and rent of $7,334 versus food and beverage sales of $37,055, management fees of $6,051 and rent of $7,334 for the comparable period of the previous year.


Head office and administrative expenses were $31,078 for the second quarter of the current fiscal year compared to $45,188 for the comparable period of the preceding year, a decrease of 32% or $14,110. Head office and administrative expenses include three monthly rent payments for a total of $7,334 the company pays as the lawfull tenant to landlord for the Treats store premises located in Detroit, Michigan. The cost of rent is the same amount the company collects from the independent operator of this store. The independent operator is not a Treats franchisee, but operates the store for his own profit/loss, subject to the terms and conditions of an operating agreement with the company. The assets of the store are owned by the company, however, the premises are leased from an independent party.


Cost of food and beverage were $28,850 or 46% of sales for the second quarter of the current fiscal year versus $16,296 or 44% of sales for the second quarter of the previous year. Retail store operating expenses were $28,297 for the second quarter of the company's current fiscal year versus $21,622 for the comparable period of the preceding year. The increase is due to an increase in labor cost in order to accommodate increased food and beverage sales of 52.50%. Retail operating expenses include all labor cost. The assets of this store are owned by the Company, however, the premises are leased from an independent third party.


Depreciation and amortization were $36,375 for the second quarter compared to $37,343 for the comparable period of the previous year.



LIQUIDY AND CASH FLOW FOR THE SECOND QUARTE OF THE CURRENT FISCAL YEAR COMPARED TO THE SAME PERIOD OF THE PREVIOUS YEAR.

The Company was able to meet its daily cash requirements due to the following: On April 6, 1999, the company raised additional capital of $419,500 incash and cash equivalents through the sale of 2,195,000 of the Company's common stock to various parties pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933 by the Securities and Exchange Commission. The Company has collected $128,500 in cash. The balance of $291,000 covering 1,455,000 shares of the Company's Common Stock at $0.20 per share, were due February 28, 2000 pursuant to Promissory Notes with subscribers. The due date for payment of the Promissory Notes was extended by the Company to April 30, 2001, since the Company's trading symbol "EMCB" was moved from the OTC Bulletin Board to the OTC. The Promissory Notes provide that any unpaid shares underlying the Promissory Notes be returned to the Company by April 30, 2001.

IN THE CURRENT YEAR:

The Company has been unsuccessful in attracting potential franchisees and will require additional capital to fund cost of media advertising. The company was successful in its objective to increase sales of food and beverages at its corporately owned and managed store by 52.50% or $25,765 during the second quarter of its current fiscal year over the same period of the preceding year.

The Company determined that it was important to use the Internet forcommunication and dissemination of information. As a result the Company developed a web site (www.treatsusa.com) in order to promote the Treats Franchise System in the United States and to provide other relevant information to prospective clients. The Company's management discontinued this web-site in August 2000, due to lack of inquiries.

In addition to its web site, Company management felt strongly that an opportunity existed to market some of the Treats Coffees through the Internet. To that extent a web site (www.treatscoffee.com) was developed. While the site was fully operational to take orders, the Company, however, has closed the web-site August 2000, due to lack of orders.



PART II OTHER INFORMATION


Item 1. Legal Proceedings.


          There are no legal proceedings of any kind against the Company or as to its property.



Item 2. Changes in Securities.


          (a) There are no changes with respect to any of the Company's securities.


          (b) Not applicable.


          (c) The company has not sold any securities during the second quarter of its current fiscal year.


          (d) Not applicable.



Item 3. Defaults Upon Senior Securities


          Not applicable.



Item 4. Submission of Matters to a Vote of Security Holders


          None


Item 5. Other Information.


          None

Item 6. Exhibits and Reports on Form 8-K.


(a) Exhibits

          None


(b) Reports on Form 8-K


          8-K filed May 8, 2001 resignation of the company's auditor.

          8-K filed May 8, 2001 appointment of new accounting firm.



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