Form 10KSB
period 2000-03-29
EMC GROUP INC /FL
filed 2001-05-17
CIK 1048151

Securities and Exchange Commission

                          Washington, DC 20549




                              FORM 10-KSB

  [X] Annual Report pursuant to section 13 or 15(d) of the securities exchange act of 1934


              For the fiscal year ended February 29, 2000


                                   OR

[ ] Transition Report pursuant to section 13 or 15(d) of the securities exchange act of 1934



                    Commission File Number: 0-28035


                            EMC GROUP, INC.


         (Exact Name of Registrant as specified in its charter)


               FLORIDA
                                                 059-9346551
   (State or other jurisdiction of
   incorporation or organization)
                                       (I.R.S. Employer Identification
                                                   Number)



                            346 TNAGER COURT

                           LAKELAND, FL 33803

          (Address and zip code of principal executive offices


                              863-619-6353

          (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act: "NONE"

   Securities registered pursuant to Section 12(g) of the Act: Common stock $.0001 par value.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ NO]



Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (d229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $127,530, based upon a $0.15 per share trading price on that date. It was assumed for determination of affiliates, that all principal shareholders over 10% and officers are affiliated.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Common Stock

          $0.0001 par value
                                        2,575,200 Shares Outstanding

                                           as of February 29, 2000
















                            TABLE OF CONTENTS

                                                                  Page No.
                                PART I


Item 1. Description of Business                                        3

Item 2. Description of Property                                       13

Item 3. Legal Proceedings                                             14

Item 4. Submission of Matters to Security Holders                     14


                                PART II

Item 5. Market for Common Equity and Related Stockholders Matters     15

Item 6. Management's Discussion and Analysis or
        Plan of Operation                                             19

Item 7. Financial Statements                                          27

        Interim Financial Information (unaudited)                     35

Item 8. Changes In and Disagreements With Accountants
        on Accounting and Financial Disclosure                        40


                              PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act    40

Item 10. Executive Compensation.                                      41

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.                                              41

Item 12. Certain Relationship and Related Transactions.               44

Item 13. Exhibits and Reports                                         44

         SIGNATURES                                                   45



















                                 PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development
EMC Group, Inc. (a Florida Corporation, (the "Company") was formed March 3, 1997. The Company's mission has been to develop the Treats Franchise in the US. The company has not been successful in attaining this objective since inception as it has not sold any franchises. Additionally, the company continues to operate in a negative cash flow from operations.



BUSINESS OF ISSUER.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS:

EMC Group, Inc. (the "Company") is the National Licensee of the Treats Franchise System in the United States of America. The Treats System entails the preparation and sales of muffins, cookies, cinnamon rolls, gourmet coffees, and related food and beverage products in retail stores, using a system and methodology of marketing developed and designed by Treats Canada Corporation and identified by the trademark "TREATS".

The material terms of the National Marketing Agreement for the United States of America provide for the following material terms and conditions:

a. The term of the National Marketing Agreement is for twenty (20) years, with a right to renew the Agreement for another ten (10) years, provided the Company is substantially in compliance with the terms of the Agreement.
b. The Company shall take such steps as may be reasonably necessary to enforce the terms and conditions of its Franchise and/or Area
Development Agreements.

b. The Company shall comply with all local, Federal or State laws, ordinances, rules and regulations, including, without limitation, all Federal or State franchise registration and disclosure laws and any Federal Trade Commission Trade Regulation Rule regarding Disclosure requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures ("Franchise Law"). The company shall further be responsible for Licensor's compliance with applicable law, if any.

c. If the Agreement is terminated by Licensor in accordance with the provisions of this Agreement or by the Company, the Company agrees that neither it nor its owners, directors or officers will, for two (2) years, commencing on the effective date of termination, or the date on which the Company ceases to conduct the business conducted pursuant to this Agreement, whichever is later, have any interest as an owner (except of publicly traded securities less than five percent (5%) of the equity control thereof), partner, director, officer, employee, consultant, representative or agent, or in any other capacity, in any business offering products normally sold in Treats stores for sales at retail or wholesale within or outside of the exclusive territory.

d. The Company is required to develop for the next five (5) years, commencing on December 1, 1997 THIRTY (30) additional stores in the Exclusive Territory by the end of each subsequent Agreement Year.
At no time after the tenth (10th) year from the date thereof shall be less than FOUR HUNDRED AND FIFTY (450) STORES opened and in operation in the Exclusive Territory. Each Agreement Year shall end on the day before the anniversary date of this Agreement.

The store development required under the National Marketing License has been waived by Treats Canada Corporation until December 31, 2002, at which time the company will be required to fulfill the requirements of the first year of the agreement. A copy of the letter is filed as an exhibit to the Form 10-KSB.

e. The company agrees to pay Licensor a non refundable Area Development Service Fee in an amount equal to ten percent (10%)of the Regional Franchise Development Fee being charged Area Developers by the
Company, for every Area in the Exclusive Territory payable to the Licensor forthwith upon completion of each Area Development Agreement The Company agrees to pay Licensor a non refundable Store Development Fee an an amount equal to ten percent (10%) of the Franchise
Development Fee being charged Area Developes by the Company, for every Area in the Exclusive Territory payable to Licensor forthwith upon the execution of each Treats Franchise Agreement, whether sub-franchised or corporately operated.

f. The Company agrees to pay Licensor a Store Development Service Fee in amount equal to ten percent (10%) of the Store Franchise Fee charged Franchisees by the Company, for every store in the Exclusive Territory payable to Licensor and non refundable upon the execution of the TREATS Franchise Agreement for each store. In the event the Company operates a CORPORATE STORE, the Company agrees to pay to Licensor an amount equal to ten percent (10%) of the highest STORE franchise fee charged in the calendar year during which the STORE opens.

g. The Company agrees to pay to Licensor an operations service fee ("Operations Service Fee") for each store in the Exclusive Territory in amount equal to one percent (1%) of the net sales for each STORE and/or CORPORATE STORE, and one percent (1%) of the net sales for STORES operating under an Area Development Agreement. Such fee shall be payable within fifteen (15) days after the conclusion of each monthly accounting period and shall be payable within such period whether or not the the Company has collected royalty and service fees from franchisor or Franchisees.

h. The Company shall at all times maintain working capital adequate in the opinion of the Licensor to properly conduct business covered under this Agreement. For the purposes of interpretation of this Agreement, adequate working capital shall be defined sufficient enough in any given month to enable the Company to meet its fixed overhead and expenses without receiving any income from franchise sales or royalties.

i. The Company agrees to pay Licensor the amount of TWO MILLION, SEVEN HUNDRED THOUSAND US DOLLARS ($2,700,000US) payable to LICENSOR, forthwith upon the execution of this Agreement, by way of the issuance to the LICENSOR of TWO MILLION, SEVEN HUNDRED THOUSAND
   ($2,700,000)    Convertible Preference Shares of EMC GROUP, INC.
   It is further agreed    that, in the event the payments referred to
   above are not made on the due dates, the Company shall be deemed to have breached this Agreement for purposes of Paragraph B of
   Section 3 and LICENSOR may terminate this Agreement in accordance with Section 16 hereof.

   The Company has not sold any franchises since its inception. The default provisions of the National Marketing Agreement have been waived by Treats Canada Corporation by way of letter, dated May 8, 2001 until December 31, 2002. A copy of this letter is filed as exhibit EX-20.9 to the Form 10-KSB.

   The Treats franchise agreement provides for an initial 15 year term, initial franchise fee of $10,000, ongoing 8% royalty & 2% advertising fund payments based on gross sales to the Company on a weekly basis.
   FRANCHISEE shall, upon the terms and conditions contained in the Franchise Agreement, have the right to request the renewal of the Franchise for an additional term equal to the then customary initial term granted under COMPANY's then current form of standard franchise agreement. COMPANY will charge FRANCHISEE its then current renewal fee in connection with such renewal, which may require franchisee(s) to remodel or re-equip its Treats store in order to meet the franchisor's then current standards.

   Franchisees are required to operate and maintain a Treats franchise in compliance with Treats' standards with respect to the preparation, baking, production of various foods, customer service and cleanliness of the store.

   In general, franchisees select their own site for a Treats franchise.
   If requested, the Company will assist franchise applicant on a best effort basis to find a suitable site. Site is subject to approval by the Company, which will not be unreasonably withheld.

   Store designs are subject to the Company's approval, as the store design has to meet established Treats design criteria and Trade Mark specifications. Promotional campaigns by franchisees require the approval of the Company to ensure accuracy of content and design in conformance with Treats' advertising standards.

   The Company does not exercise control over franchisee's personnel policies, except where competent and friendly customer service is an issue. The Company does not exercise any control over a franchisee's customers.

   Hours of store operations are normally established in the respective lease by Landlord based on their requirements for the particular location.

   The COMPANY franchises certain snack food shops, bakeries and cafes known as "TREATS Stores", which sell and serve specialty baked goods and desserts, including muffins, brownies, crumbles, cookies, and other food and beverage items for on-premises consumption and carry-out, and which operate with and under distinct formats, designs, systems, methods, specifications, standards and procedures, all of which may be improved, further developed or otherwise modified from time to time by COMPANY. TREATS Stores are operated under or associated with certain trademarks, service marks, logos and other commercial symbols in which COMPANY possesses proprietary rights, including "TREATS" and "NOBODY TREATS YOU BETTER" (collectively, the "Marks") and are operated pursuant to COMPANY's proprietary and confidential information.

   COMPANY grants to persons, who meet COMPANY's qualifications and who are willing to undertake the investment and effort, a franchise to own and operate a TREATS Store offering the products and services approved by COMPANY and utilizing COMPANY's formats, designs, methods, systems, standards, operating procedures and the Marks.

   Currently, there are two (2) TREATS stores operating in the United States. One of these units is located at 255 South Orange Ave., Orlando, Florida 32801 and operated by the Company. The assets are owned by the Company, but the premises are leased from an independent party.

   The second Treats store is located at the New Center One Building at 3031 West Grand Blvd., Suite 201, Detroit, Michigan 48212. The assets of the store are owned by the Company, but the premises are leased from an independent party. This Treats Store is operated by an independent party under the terms and conditions of a Letter Agreement dated June 24, 1997. The Letter Agreement ("Agreement") was cancelled and replaced by a new Operating Agreement, dated November 1, 2000. The agreement provides for certain restructuring of payments due the Company. The new agreement is filed as exhibit EX-20.4 to the Form 10-KSB.
   The Independent operator is not a franchisee of the Treats franchise system and operates the store for his own profit/loss. Pursuant to the operating agreement (the "Agreement"), the operator is required to make certain monthly payments to the Company, which are listed below:

   ADMINISTRATION FEE:
   For the first 36 months of the agreement one thousand seven hundred seventy Dollars and thirty-seven cents ($1,770.37) per month.
   (Six (6) monthly payments of $1,770.37 to Treats Canada Corporation prior to the assignment of the agreement from Treats Canada Corporation to the Company and thirty (30) monthly payments of $1,77.37 to the Company after the assignment of the agreement to the Company).
   Commencing on August 1, 2000 thirty-six (36) monthly payments of nine-hundred Dollars ($900).
   Commencing on August 1, 2003 twelve (12) monthly payments of one thousand seven hundred seventy Dollars and thirty-seven cents ($1,770.37) per month.
   On August 1, 2004 (the first of the 85th month of the agreement) a one time final sum of $31,333.
   The total amount of the Administration Fee for the 85 months term is $148,711.08.

   MANAGEMENT FEE:
   1% OF Gross Sales for the first 2 years, ending August 31, 1999. 2% of Gross Sales from September 1, 1999 to September 9, 2000.
   0% of Gross Sales from September 10, 2000 through March 31, 2001. Commencing April 1, 2001 a flat monthly management fee of four-hundred ($400) per month through the remainder of the management period.

   The management agreement may be terminated by the independent operator upon 60 days written Notice ("Termination Notice")

   The Company may terminate the agreement upon 30 days notice, if the independent operator is in default of the terms and conditions of the agreement and fails to remedy such defaults within fourteen
   (14)days.

   RENT
   The independent operator of the Treats store is required to make monthly rent payments to the Company because the Company is the lawful tenant. The Company in turn pays appropriate monthly rent to Landlord for the premises.

   While there are approximately 140 Treats stores in Canada licensed by Treats Canada Corporation, they are not part of EMC Group, Inc. and EMC Group, Inc. does not realize any financial contribution from the Canadian Treats stores and/or Treats Canada Corporation.

   The Company grants single unit franchises and area development franchises throughout the United States. With the exception of the states of California, Hawaii, Illinois, Indiana, Maryland, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin (the "Registration States"), the Company is currently able to sell franchises in most of the United States. It is the intent to file the Company's Uniform Franchise Offering Circular ("UFOC") with the Registration States when warranted.

   (ii) TREATS Bakery, TREATS Cafe, TREATS Emporium.

The Company markets three versions of the Treats concept. These are the Treats Bakery, normally 250 - 500 square feet in size with no seating area of its own, the Treats Bakery Cafe, commonly 500 - 2,000 square feet in size with its own seating arrangement, and the Treats
International Coffee Emporium, which varies generally between 500 - 2,000 square feet with its own seating arrangements.

    (iii) Locations and Leases.
Treats targets its franchise stores in a variety of locations including office complexes, shopping centers, mixed use properties (commercial location with shopping area), street front locations, transportation terminals and any other location where high visibility and relatively high pedestrian traffic prevails.

For single store franchises it is the Company's intention to enter into a lease (the "head lease") for the location with the relevant landlord and to sub-lease it to the franchise owner on the same terms and conditions. The head lease is the agreement between landlord and the entity which signs it (the "tenant"). The tenant is bound by the terms and conditions thereof. That gives the Company extra control over the single store operation, but also subjects it to extra risk of liabilities which the franchisee might create.

For stores governed by an area development agreement, the area development franchisee will enter into the head lease directly and the
head lease will be collaterally assigned to the Company.   The
collateral assignment means that the Company does not have the rights and obligations associated with the head lease, but it does give the right to the Company to assume those rights and obligations if the area franchisee defaults under the area development agreement with the Company.

   (iv) Daily Baking Using Proprietary Mixes.
Treats franchisees prepare their baked goods on site daily in order to ensure wholesomeness and to attract customers with provocative fresh baked smells. The Company's principal products are prepared according to proprietary recipes, in many cases using dry mixes which have been manufactured by the Quaker Oats Company of Canada to the specifications of Treats Canada Corporation.

   (v) http://www.treatscoffee.com
The Company launched this dedicated web-site to ensure it reaches its objective of offering Treats private gourmet coffees through "E-commerce". The Company has closed this web-site due to lack of orders.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES.
The Company advertises its franchise opportunities in major regional newspapers on a periodic basis. In order to assist and facilitate the sale of franchises, the Company created a web-site (http://www.treatsusa.com). The Company has discontinued its www.treatsusa.com web-site due to lack of inquiries. However, the Company has received and continues to receive numerous leads from Treats Canada Corporation of parties who are interested in establishing a Treats store in the United States. No Treats Franchises have been sold at this time.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE:
The Company avails itself of Investor Public Relations Firms under contract to announce any acquisitions of subsidiaries or of licenses for or development of new product(s) or services, or other developments of a material nature publicly on the Internet and through News Agencies Currently there are no proposed acquisitions, or any new products or services in development, other than as described in this document.


COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS
ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS
OF COMPETITION:
The restaurant industry, and particularly the quick service segment, is highly competitive with respect to price, service, food quality (including taste, freshness, healthfulness, and nutritional value), and location. There are numerous well established competitors, including national and regional fast food chains. The Company faces competition from a broad range of other restaurants and food service establishments.
Many of the competitors have established significant national, regional and local brand name and product recognition and engage in extensive promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. In addition, the quick service food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced new products positioned to capitalize on growing consumer preferences for food products that are perceived as healthful, nutritious, low in calories and low in fat content. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. There can be no assurance that consumer will continue to regard the Company's products as sufficiently distinguishable from competitive products, so that substantially equivalent products will not be introduced by the Company's other competitors or that the Company will be able to compete successfully in the industry.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF
PRINCIPAL SUPPLIERS:
The raw materials required for the production of fresh baked products daily at store level, will be provided by designated distributors such as Sysco Food Service. Most of the dry mixes, raw materials and private label packaging materials needed to produce fresh baked goods and fresh brewed coffee are produced by the Quaker Oats Company of Canada, the Nestle Company of Canada and Fort Howard Paper Co. respectively under license from Treats Canada Corporation. All materials needed are readily available from multiple sources. Numerous options exist to distribute products. The Company enjoys good relationships with its suppliers. The Company has no formal agreements with suppliers at this time. It is the intent of the Company to enter into formal distributor service agreements as the Treats Franchise System expands in the United States.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS:
Treats franchise stores rely solely on walk-in or walk-by traffic. Dependence on one or a few major customers does not exist.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS,
ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION:
The following Marks are owned by Treats Canada corporation and registered on the following Registers of the United States Patent and Trademark Office (the "USPTO"):

Trademark          Register      Registration No.  Registration Date
_________________  ____________  _______________   _________________

"Treats & Design"  Supplemental    1,302,288       October 23, 1984*
"Treats"           Supplemental    2,076,543       July 1, 1997
"Nobody Treats You
Better"            Principal       1,913,927       August 22, 1995



*The Registration of this Mark has lapsed. The Company is diligently pursuing re-registration of this Mark.

The Company does not own any patents nor are there any pending applications.

The Company obtained the right to use the Marks from a National Marketing Agreement with Treats Canada Corporation dated December 1, 1997. Under this Agreement, Treats Canada Corporation has granted the Company exclusive right to own and franchise Treats stores and to use and license the use of the Marks and the Treats System in the United States. Provided the Company remains in compliance with its terms, this Agreement has a term of 20 years and is renewable for an additional 10 years. The Agreement provides for the following payments to be made to Treats Canada Corporation:

A store development fee in an amount equal to 10% of the franchise development fee charged to an area developer or a single store franchisee by the Company. In the event the Company opens a corporately owned and managed location the Company must submit to Treats Canada Corporation an amount equal to 10% of the highest store franchise fee charged in the previous calendar year. On an ongoing basis an amount equal to 1% of the store sales.

Not withstanding the above, there is a Memorandum of Understanding, dated DECEMBER 1, 1997, between the Company and Treats Canada Corporation which requires the Company to meet certain development criteria, as to which the Company is not in compliance (not having sold any franchises). The Memorandum of Understanding further (among other things) provides for a period of 30 months during which there are no fees due to Treats Canada Corporation by the Company, until May 30, 2000.
This Memorandum of Understanding was subsequently replaced by a letter from Treats Canada Corporation, dated October 21, 1999, whereby the default provisions of the Memorandum of Understanding dated
December 1, 1997 are waived until December 1, 2001. A copy of the letter is filed as exhibit EX-20.6 to the Form 10-KSB.
Additionally, the default provisions of the National Marketing License with respect to the development of a certain number of required Treats stores, have been waived by Treats Canada Corporation until December 31, 2002, at which time the company will be required to fulfill the requirement of the first year of the agreement. A copy of this letter is filed as an exhibit to the Form 10-KSB.

Single store Franchise Agreements provide for an 8% Royalty payable by franchisee to the Company on weekly gross sales. Area Development Agreements provide for an 8% Royalty payable by each franchisee within the defined area on weekly gross sales, payable to the Company, of which 50% is paid by the Company to Area Developer as compensation.

There are currently no Franchise or Area Development Agreements in effect. Consequently, the Company does not collect any Royalties at this time.

There are no labor contracts in effect.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES. IF GOVERNMENT APPROVAL IS NECESSARY AND THE SMALL BUSINESS ISSUER HAS NOT YET RECEIVED THAT APPROVAL, DISCUSS THE STATUS OF THE APPROVAL PROCESS;

The Company grants single unit franchises and area development franchises throughout the United States. With the exception of the Registration States, the Company is currently able to sell franchises in most of the United States. It is the Company's intent to file the Company's Uniform Franchise Offering Circular (the "UFOC") with the Registration States when warranted.

Each Treats store is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which a Treats store is located. Each Treats store is also subject to state and federal labor laws that govern its relationship with its employees, such as minimum wages requirements, overtime, working conditions and equal opportunity employment.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON
THE BUSINESS;

The Company as a franchisor, is required to file a Uniform Franchise Offering Circular ("UFOC") with any of the Registration States (California, Hawaii, Illinois, Indiana, Maryland, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin). Approval by each state is required prior to offering for sale Treats franchises in any of these Registration States. Each of the Registration States have their own requirements and approval criteria, and therefore approval is not guaranteed. The Company believes, however, that it will meet all requirements of any of the Registration States when filing the Company's UFOC.

The FTC mandates by Rule the preparation and use of a Uniform Franchise Offering Circular ("UFOC")in all states for delivery to prospective franchisees prior to the offer or sale of a franchise to them. This UFOC must be updated annually to provide current financial and other information about the franchisor which is pertinent to such offer. There are currently fourteen (14) states which require that the UFOC (modified in most instances) to provide state required information) and certain other information be filed (registered) with such states annually.
Registration in these states is a condition that must be met prior to the offer or sale of a franchise in such states.

The effect of a state registration is to provide civil and criminal remedies not available through the FTC. The FTC does not provide a franchisee with a cause of action for breach of its Rule, thereby leaving it to the discretion of the FTC to take action against a franchisor for misrepresentation or non-disclosures. The registration states provide a private right of action to a franchisee for the foregoing reasons as well as criminal sanctions against the franchisor and its principal officers. Such states may also (1) specify limited grounds and minimal time periods for termination and non-renewal of franchise agreements by a franchisor and (2) control advertising by a franchisor and (3) prohibit or require modification of certain clauses in a franchise agreement such as liquidated damages and post term covenants not to compete.
The registration states are California, Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin.
The Company is currently registered in the State of Michigan, which is a registration state. The process of filing the UFOC in Michigan takes between seven (7) to ten (10) days and the filing fee is $250.00.

ESTIMATE THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES, AND IF APPLICABLE THE EXTENT TO WHICH THE COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY
CUSTOMERS;

All research and development of new products and services are conducted by Treats Canada Corporation. Therefore, there are no cost to the Company or its customers.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
(FEDERAL, STATE AND  LOCAL);

Each Treats store is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which a Treats store is located. The costs and effects of compliance with Federal, state, and local environmental laws and other existing or probable governmental regulations are not, and are not expected to be, material. There are no costs involved other than the cost of necessary food preparation equipment (bakery oven, etc.) and licenses/permits to open and operate a Treats store.


INUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES.

The Company employs a total of four (4) full time persons.


REPORTS TO SECURITY HOLDERS. DISCLOSE THE FOLLOWING IN ANY
REGISTRATION STATEMENT YOU FILE UNDER THE SECURITIES ACT
OF 1933:

IF YOU ARE NOT REQUIRED TO DELIVER AN ANNUAL REPORT TO
SECURITY HOLDERS, WHETHER YOU WILL VOLUNTARILY SEND AN
ANNUAL REPORT AND WHETHER THE REPORT  WILL INCLUDE AUDITED
FINANCIAL STATEMENTS;

The Company will send to the Company's security holders annual reports which will include annual audited financial statements.
Since the inception of EMC Group, Inc., all annual financial statements have been audited.

WHETHER YOU FILE REPORTS WITH SECURITIES AND EXCHANGE
COMMISSION. IF YOU ARE A REPORTING COMPANY, IDENTIFY THE
REPORTS AND OTHER INFORMATION YOU FILE WITH THE SEC;

The company is required to file Form 10-Q-SB, Form 10-KSB and 8-K.

THAT THE PUBLIC MAY READ AND COPY ANY MATERIALS YOU FILE WITH THE SEC AT THE SEC'S PUBLIC REFERENCE ROOM AT
450 FIFTH STREET, N.W., WASHINGTON, D.C 20549. STATE THE PUBLIC MAY OBTAIN INFORMATION ON THE OPERATION OF THE
PUBLIC REFERENCE ROOM BY CALLING THE SEC AT 1-800-SEC-0330. IF YOU ARE AN ELECTRONIC FILER, STATE THAT THE SEC MAINTAINS AN INTERNET SITE THAT CONTAINS REPORTS, PROXY AND INFORMATION STATEMENTS, AND OTHER INFORMATION REGARDING ISSUERS THAT FILE ELECTRONICALLY WITH THE SEC AND STATE
THE ADDRESS OF THAT SITE (HTTP://WWW.SEC.GOV).YOU ARE ENCOURAGED TO GIVE YOUR INTERNET ADDRESS, IF AVAILABLE:

The public may read and copy this Form 10-KSB and any other materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov. Additionally, the president of the Company may be contacted currently directly via E-mail at: eso6059998@aol.com.

ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDINGS
There are no bankruptcy and/or receivership proceedings against EMC Group, Inc.


ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR
PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE
ORDINARY COURSE OF BUSINESS.

On December 1, 1997, the Company entered into an exclusive license agreement with Treats Canada Corporation to develop Treats stores in the United States and the Caribbean, and holds the right of first refusal for the U.K. The agreement is for a term of 20 years In exchange for the U.S. marketing rights, 2,700,000 shares of Class "A" preferred shares were issued to Treats Canada Corporation and $30,000 was paid in cash.

The Right of First Refusal to develop Treats stores in the U.K.
requires the Company to comply with the following terms and conditions as per a Memorandum of Understanding, dated
January 5, 1968. A copy of the MEMORANDUM OF UNDERSTANDING is filed as exhibit EX-20.5 to the Form 10-KSB.

The Company shall not be in material default of any provisions of the Treats National Marketing Agreement and shall have the right of first refusal to obtain the National Marketing License on terms and conditions that the Licensor is prepared to accept from any bona fide third party. The Licensor shall give the Company Notice that it has received a bona fide offer from a third party to purchase the National Marketing rights for the United Kingdom upon terms and conditions the Licensor is willing to accept and the Company shall have 10 business days from the receipt of such Notice to exercise this right of first refusal contained in the Agreement , failing which this first right of refusal shall be null and void and of no further effect.

On February 3, 1998, the Company acquired assets for a Treats store in Detroit, Michigan. The Company acquired the assets at a cost of $100,000 from Treats Canada Corporation. In exchange for the assets, 100,000 shares of Class "A" preferred shares were issued. The shares are convertible to common stock, subject to the approval of the Board of Directors of EMC Group, Inc. The assets are owned by EMC Group, Inc., but the premises are leased from an independent party. The store is operated by an independent party under the terms and conditions of a management agreement with the Company. EMC Group, Inc. collects management fees from the party which operates the store.

The independent operator is not a franchisee.

The total of 2,800,000 Class "A" Preference Shares issued to
Treats Canada Corporation are non-voting and subject to the following terms and conditions:
(i)   The Preference Shares may only be converted in whole;
(ii) the conversion value will be determined based on the weighted average trading price of the Company's common stock in the sixty (60) days prior to the proposed conversion;
(iii) conversion shall be subject to the approval by the Board of Directors of the Company, and;
(iv) approval of the conversion by the Company will only be granted as long as the conversion does not exceed Ten Percent (10%) of the total number of outstanding common shares of the Company.

The conversion rate to common stock of 2,800,000 Class "A" Preferred Shares issued to Treats Canada Corporation are not affected by the Company's 25:1 reverse split of the company's common stock April 3, 1999. The Class "A" Preferred stock may only be converted in whole at the option of Treats Canada Corporation subject to the approval by the company's board of directors, and may not exceed 10% of the issued common stock of the company. There is no time limit as to when the Class "A" Preferred Stock may be converted.

The certificate of Designation for the Series A preferred stock issued to Treats Canada Corporation carries the following legend: "Conversion to Common Stock is subject to approval by the Board of Directors of EMC GROUP, INC."

A copy of the Memorandum of Understanding between Treats Canada
Corporation and the Company with respect to the 2,800,000 Class "A" Preference Shares is filed as exhibit EX-20.2 to the Form 10-KSB.

On March 26, 1999, the Company's Board of Directors authorized a
25:1 reverse split of its common stock by way of a Board of Directors Resolution. On April 2, 1999, the Company advised the OTC Bulletin Board Coordinator, NASDAQ Market Operations accordingly by way of FAX transmission. On April 2, 1999 the OTC Bulletin Board Coordinator, NASDAQ Market Operations advised the Company's Stock Transfer Agent, Atlas Stock Transfer Corporation, of the issuance of a new CUSP # reflecting the reverse split. As a result of the reverse split, The original 9,505,000 shares of the Company's common stock issued October 6, 1997 were reduced to 380,200 shares. Par value of the common stock remained at $.0001 per share. The effect of the stock split has been recognized retroactively in the shareholders' equity accounts of the balance sheets as of February 29, 2000, and in all share and per share data in the accompanying financial statements and throughout the Form 10-KSB.

On April 6, 1999 the Company issued 2,400,000 shares of its common stock to various parties pursuant to Rule 504 OF Regulation D promulgated under the Securities Act of 1933 by the Securities and Exchange Commission. Of these, 205,000 shares were returned to the Company's Stock Transfer Agent, Atlas Stock Transfer for cancellation and 2,195,000 shares remain outstanding.

As at July, 1999, the lease for the premises for an existing franchised Treats store in Washington, D.C. was assigned to the then franchisees with the consent of the landlord and the parties, the franchise agreement between the parties was terminated for a one time payment of $25,000 to the Company concurrent with the execution of mutual releases. The Treats franchise store was in operation and the franchise agreement was assigned to EMC Group, Inc. at the time the Company purchased the National Marketing License from Treats Canada Corporation on December 1, 1997.
There are no further obligations among and between the parties. There is no ongoing relationship with the former franchisees and the former franchisees are prohibited to use the Treats Marks. Additionally, the franchisees were in default of the franchise agreement for non-reporting of sales.

For the Treats stores located in Orlando, Florida and Detroit, Michigan the leases for the store premises were assigned by Treats to the Company with the consent of the respective landlords.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases two (2) retail store locations, which are identified as follows:

Treats Bakery Cafe, New Center One, 3031 West Grand Blvd., Suite 201, Detroit, Michigan 48202
This store is located in the General Motors Office Bldg.. The store consists of approximately 587 square feet and a storage room of approximately 122 square feet. Pursuant to the terms of the lease, the store operates from 8 AM - 6 PM Monday through Friday, and from 8 AM to 5 PM on Saturdays. The assets of the
store are    owned by the Company, but the store is operated by an
independent party for his own profit/loss pursuant to the terms and conditions of an operating agreement with the Company. The premises are leased from a non-affiliated party. The store is being utilized for the preparation and sale of coffee and other beverages, baked snacks (muffins, brownies, cookies etc.), salads, sandwiches & soups to its customers. In addition, the store provides catering services to the tenants of building. The location of the store is well suited and adequate to accommodate the demands of the consuming public.


Treats Store, 255 South Orange Ave., Suite 101, Orlando,
Florida 32801.

The Treats Bakery Cafe is located in the Citrus Center Office
Bldg., one of the major office buildings in the heart of downtown Orlando. The assets of the store are owned by the Company. However, the premises are leased from an independent third party. The store consists of approximately 1107 square feet. The Company also leases from landlord an approximately 100 square foot portion of a storage room. The store is corporately operated by the Company for its own profit/loss.
The store, which provides seating for 32 customers, is being operated for the preparation and sale of coffee and other beverages, baked snacks (muffins, brownies, cookies etc.), salads, soft serve ice cream, milk shakes, sundaes, sandwiches & soups to its customers. In addition, the store provides catering services to various tenants of the building. As well, the store has initiated a catering delivery system to new customers within the immediate radius of the store.
The location of the store is well suited and adequate to accommodate the demands of the consuming public.
The Company neither owns or leases any other properties.
The Company leases the premises of the two stores. There are no liens, encumbrances or mortgages in effect.

The Company does not currently make any investments in real estate or interest in real estate, including real estate mortgages or securities issued by persons primarily engaged in real estate activities, and the Company does not now intend to make such investments in the future.
The Company anticipates that Treats stores whether corporate or franchised will be established in leased premises.

The lease of the premises known as Treats, New Center One, 3031 West Grand Blvd., Suite 201, Detroit, Michigan 48202 is subject to the following principal lease terms:

Lease Term: 10 years to November, 2004 with 5 year renewal option. Monthly base rent for the store from current to November 2001 is $2,054.
Monthly base rent for the store from December 2001 to November 2004 is $2,299. Monthly rent for storage room is $144.
Additionally, the Company pays landlord monthly operating expenses of appr. $$380.00 and monthly Realty Tax installments of $81.00.

The lease for the premises known as Treats, 255 South Orange
Ave., Suite 101, Orlando, Florida 32801 is subject to the following principal terms:

Lease Term: 10 years to October 31, 2002 with two (2) 5 year renewal options.
Monthly base rent for the store from current to October 2000 is $1,687.
Monthly base rent for the store from November 2000 to October 2001 is $1,772.
Monthly base rent for the store from November 2001 to October 2002 is $1,860.
Monthly rent for storage room is $71 throughout the leases term. Additionally, the Company pays landlord monthly fixed electric charge for the storage room of $30.00, monthly electric charge of appr. $400.00, Water and Sewage of appr. $15.00, and sales tax of appr. $113.00.

The two (2) Treats retail stores are fully equipped and subsequently the need to renovate does not apply.

Both retail stores as described above are located in highly visible areas and therefore are subject to intense competition. There is no change in this condition anticipated in the short or long term.

The insurance coverage required for both leased premises as described above are stipulated in the leases by the respective landlords and as such, the Company believes that the premises are adequately covered by insurance.


ITEM 3.   Legal Proceedings.

   There no legal proceedings of any kind against the Company



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








                                PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

IDENTIFY THE PRINCIPAL MARKETS WHERE THE SMALL BUSINESS ISSUER'S
COMMON STOCK IS TRADED. IF THERE IS NO PUBLIC MARKET, SO STATE.

The Company's common stock (EMCB) was traded on the OTC Bulletin
Board until November 17, 19999 and was then moved to the OTC since the Company did not meet all of the filing/registration requirements of the Securities and Exchange Commission.


IF THE PRINCIPAL MARKET FOR THE SMALL BUSINESS ISSUER'S COMMON EQUITY IS AN EXCHANGE, GIVE THE HIGH AND LOW SALES PRICES FOR EACH QUARTER WITHIN THE LAST TWO FISCAL YEARS AND ANY SUBSEQUENT INTERIM PERIOD FOR WHICH FINANCIAL STATEMENTS ARE REQUIRED BY ITEM 310(B) IN THE OVER-THE-COUNTER MARKET

THE COMPANY'S STOCK IS NOT TRADED PRINCIPALLY ON A STOCK EXCHANGE. THE FOLLOWING TABLE SETS FORTH THE HIGH AND LOW PRICES FOR THE COMPANY'S STOCK. PRICES REPRESENT QUOTATIONS BETWEEN DEALERS WITHOUT ADJUSTMENT FOR RETAIL MARK-UPS, MARK-DOWNS OR COMMISSIONS, AND MAY NOT REPRESENT ACTUAL TRANSACTIONS.




QUARTER ENDED                NOTE     LOW PRICE      HIGH PRICE
__________________________   ____     _________      __________

February           8, 1998     1       $12.50        $  12.50
May               31, 1998     1       $ 8.575       $  10.15
August            28, 1998     1       $ 7.80        $  10.15
November          30, 1998     1       $ 3.50        $   3.50
February          28, 1999     1       $ 1.25        $   1.25
May               31, 1999             $ 0.50        $   0.50
August            31, 1999             $ 0.375       $   0.375
November          30, 1999             $ 0.07        $   0.375
February          29, 2000             $ 0.02        $   0.15
May               31, 2000             $ 0.02        $   0.15
August            31, 2000             $ 0.02        $   0.375
November          30, 2000             $ 0.02        $   0.12




FOOT NOTES TO TABLE:

1. Stock prices have been adjusted giving retroactive effect to the 25:1 reverse split of the Company's common stock on April 2, 1999 for each quarter reported.

    High and low prices from February 28, 1998 to November 30, 2000 were provided via the Internet by CheckFree Investment Services Quote Server (http://qs.checkfreeinvsvcs.com/cgi-bin/qs) and
    AOL on line stock quotes.

The Company's common stock was traded on the OTC Bulletin Board until November 17, 1999 and thereafter on OTC, and therefore the high and low prices as stated in the above table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

SECURITIES THAT COULD BE SOLD PURSUANT TO RULE 144 UNDER THE
SECURITIES ACT OR THAT THE REGISTRANT HAS AGREED TO REGISTER UNDER THE SECURITIES ACT FOR SALE BY THE SECURITY HOLDERS;

Believed to be not applicable because there is a trading market. However, 300,000 shares of the outstanding common equity of 2,575,200 shares could be sold pursuant to Rule 144, but shares held by affiliates of the Company (its parent(s), officers, directors are subject to the sales volume, method of sale, and reporting restrictions of Rule 144 (and the trading and reporting restrictions of Section 16 of the Securities Exchange Act of 1934).



GIVE THE APPROXIMATE NUMBER OF HOLDERS OF RECORD OF EACH CLASS OF
COMMON EQUITY.

Preferred Class "A" stock:                    One (1) holder
Common stock:                 Three hundred and forty three  (343)


DIVIDENDS
No cash dividends have been declared since the inception of the Company and the Company does not anticipate that it will declare dividends in the foreseeable future. However, there are no restrictions limiting the ability of the Company to declare and/or pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

GIVE THE FOLLOWING INFORMATION FOR ALL SECURITIES THAT THE SMALL
BUSINESS ISSUER SOLD WITHIN THE PAST THREE YEARS WITHOUT
REGISTERING THE SECURITIES WITH THE SECURITIES ACT.

THE DATE, TITLE AND AMOUNT OF SECURITIES SOLD.

On October 3, 1997, (the year of the Company's inception) the Company sold 380,200 shares of its Common Stock to private investors. The total share amounts of 380,200 have been adjusted giving retroactive effect to a reverse stock split of 25:1 of the Company's Common Stock on April 2, 1999.

The following table sets forth certain information regarding the sales of the Company's common stock:



Date of Sale    Title of     Amount of     Aggregate      Net    Exemption
                Securities   Securities    Offering    Proceed
                                            Price
    (a)           (b)          (c)           (d)          (e)         (f)
___________     __________   __________    _________   ________  _________

10/30/1997      Common        380,200     $100,000    $ 100,000    Reg. D




The total share amounts of 380,200 have been adjusted to give retroactive effect to a reverse stock split of 25:1 of the Company's Common Stock on April 2, 1999.

The shares of the Company's common stock were offered on a "best efforts" basis subject to no minimum sale proceeds. The shares were sold to private investors who had no significant relationship with the Company.

USE OF PROCEEDS:
Initial payment for two TREATS Area Development
Agreements for the States of Florida and Georgia           $30,000
Marketing, travel expense, setting up offices and
working capital                                            $70,000

The Company relied on Rule 504 of Regulation D promulgated under the Securities Act of 1933 by the Securities and Exchange Commission, and therefore believed to be exempt from Registration.

On December 1, 1997, the Company entered into an exclusive license agreement with Treats Canada Corporation to develop Treats stores in the United States and the Caribbean and the Company holds the right of first refusal for stores in the U.K. The agreement is for a term of 20 years. In exchange for the U.S. marketing rights at a cost of $2,730,000 , the Company paid $30,000 in cash and issued 2,700,000 shares of Class "A" preferred shares Treats Canada Corporation.
The Class "A" preferred shares were not publicly offered. They were sold to Treats Canada Corporation, 418 Preston Street, Ottawa, Ontario, Canada and therefore believed to be exempt from Registration.

On February 3, 1998, the Company acquired assets of a Treats store in Detroit, Michigan. The Company acquired the assets at a cost of $100,000 from Treats Canada Corporation. In exchange for the assets, 100,000 shares of Class "A" preferred shares were issued. The shares are convertible to common stock, subject to the approval of the Board of Directors of EMC Group, Inc. The assets are owned by EMC Group, Inc., but the premises are leased from an independent party. The store is operated by an independent party for his own profit/loss under the terms and conditions of an operating agreement ("The Agreement") with the Company. EMC Group, Inc. collects management fees from the party which operates the store.
The Class "A" preferred shares were not publicly offered. hey were sold to Treats Canada Corporation, 418 Preston Street, Ottawa, Ontario, Canada and therefore believed to be exempt from Registration
There are a total of 2,800,000 Class "A" preferred shares outstanding, all of which are held by Treats Canada Corporation. The shares are non-voting. The shares are convertible to common stock, subject to approval by the Board of Directors of EMC Group, Inc. and upon conversion may not exceed 10% of the outstanding common stock of the Company. The conversion to common stock of 2,800,000 Class "A" Preferred Shares issued to Treats Canada Corporation are not affected by the Company's 25:1 reverse split of the company's common stock
April 2, 1999. The Class "A" Preferred stock may only be converted in whole at the option of Treats Canada Corporation subject to the approval of the company's board of directors, and may not exceed
10% of the issued common stock of the company.
There is no time limit as to when the Class "A" Preferred Stock may be converted.

The following table sets forth certain information regarding the sales of the Company's common stock April 6, 1999:


Date of Sale Title of    Amount of   Aggregate     Net      Consideration    Exemption
             Securities  Securities  Offering     Proceed
                                      Price
    (a)        (b)         (c)         (d)          (e)            (f)          (g)
___________  __________  __________  _________   ________   _____________    _________
                                     (C>
04/06/1999   Common (1)    305,000   $ 102,500  $   -              -          Reg. D
10/08/1999   Common (1)   (305,000)   (102,500)      -          Cancelled     Reg. D
04/06/1999   Common (2)    300,000     100,000    100,000          -          Reg. D
04/06/1999   Common (2)  1,595,000     319,000    319,000          -          Reg. D
04/06/1999   Common (3)    100,000         500        500       Services      Reg. D
04/06/1999   Common (4)    100,000       -           -          Services      Reg. D
07/23/1999   Common (5)    100,000       -           -          Services      Reg. D
______________________________________________________________________________________

Totals                   2,195,000   $ 419,500  $ 419,500
______________________________________________________________________________________




FOOT NOTES TO TABLE

(1)On April 6, 1999, the Company issued a 300,000 share certificate of its common stock to Power Media Group, Inc. for $100,000 and one certificate of its common stock of 5,000 shares to a private investor for $2,500. Neither party wished to pursue the purchase of their respective share certificate. Of these 305,000 shares, 205,000 shares were subsequently canceled by the Company on July 23, 1999 and a 100,000 share certificate of the Company's common stock was issued to Talk Stock With Me, Inc. for public/investor relation services to be rendered.

(2)On April 6, 1999, the Company sold 1,895,000 shares of its common stock to private investors for a total of $419,500. The Company has collected $128,500 in cash and the balance of $291,000 was due February 28, 2000 pursuant to promissory notes with subscribers.
The due date of the promissory notes has been extended to April 30, 2001. Any unpaid shares underlying the promissory notes must be returned to the Company by April 30, 2001.

(3)On April 6, 1999, the Company issued 100,000 free trading shares of its common stock to Visibility Consulting, Inc. at $.005 per share for a total of $500 in cash in consideration for services to be performed with respect to general consulting and project management in the areas of Investor Relations, Public Relations, Marketing, Internet Development (www.treatsusa.com) and Financial Communications. The share price was negotiated between the parties. For the purpose of clarification, the wording "free trading shares" is to mean that there were no restrictions attached to the stock certificates.

(4)On April 6, 1999, the Company issued 100,000 "free trading" shares of its common stock to Power Media Group, Inc. at no charge for public/investor relation services to be rendered. Power Media Inc. was not prepared to pay a share price for the 100,000 shares issued for services to be rendered, since they already had paid $100,000 for 300,000 shares of the Company's common stock issued
April 6, 1999.
The public/investor relations between Power Media Group, Inc. and the Company ended July 15, 1999. For the purpose of clarification, the wording "free trading shares" is to mean that there were no restrictions attached to the stock certificates.

(5)On July 23, 1999, the Company issued 100,000 "free trading" shares of its common stock to Talk Stock With Me, Inc. for public/investor relations to be performed at no cost (see also foot note 1). The agreement calls for a three (3) month term, with renewal options by either party. The Company did not renew its agreement with Talk
Stock With Me. Inc. For the purpose of clarification, the wording "free trading shares" is to mean that no restrictions were attached to the stock certificate(s).

The common shares were not publicly offered. They were sold to the persons/companies named above for services and the balance were subscribed for by cash investors who had no other significant relationships with the Company. The Company confirms that it only sold freely tradable shares" to accredited investors
The Company relied on Rule 504 of Regulation D promulgated under the Securities Act of 1933 by the Securities and Exchange Commission, and therefore believed to be exempt from Registration.

GIVE THE NAMES OF THE PRINCIPAL; UNDERWRITERS, IF ANY, IF THE SMALL BUSINESS ISSUER DID NOT PUBLICLY OFFER ANY SECURITIES, IDENTIFY THE PERSON OR CLASS OF PERSONS TO WHOM THE SMALL BUSINESS ISSUER SOLD
THE SECURITIES.

The Class "A" preferred shares were not publicly offered. They were sold to Treats Canada Corporation, 418 Preston Street, Ottawa,
Ontario, Canada.

There are no redemption rights or sinking fund provisions and no dividends are payable. No additional Class "A" preferred shares are presently being offered or are presently planned to be issued.

The common shares were not publicly offered. They were sold to the persons named above for services and the balance were subscribed for by cash investors who had no other significant relationships with the Company.

None of the securities sold within the past three years have been registered by the Company with the SEC.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION.

The Company expects to have sufficient cash resources to meet its day to day financial obligations in the short term. The Company further expects to collect cash from its Stock Subscriptions Receivable of $291,000 by way of promissory notes due April 30, 2001. Any shares underlying the promissory notes not paid for, must be returned to the Company by April 30, 2001. The due date of the promissory notes have been extended several times since the Company's trading symbol "EMCB" was moved from the OTC Bulletin Board to the OTC November 17, 1999, since the Company did not attain a "no further comment" status from the SEC on its 10SB12G Registration filing of November 12, 1999 and December 21, 1999.

As the Company succeeds in attracting new equity capital, that capital will be used to expand the Treats concept throughout the United States as well as subsidize the cash deficit from its operations until the Company becomes operationally self-supporting.

At that time the Company will derive its revenue from one time franchise fees as a result of the sale of single store franchises and area development rights, and from ongoing royalties, the profit on the sale of corporately owned stores, operating profit from corporately managed locations, leasehold and other related fees when and if applicable, and commissions and fees on the resale of existing franchises.

The Company intends, as a general business strategy, in due course, to make a strategic acquisition of small to medium sized, well managed, food service chain, with a strong emphasis on coffee and a significant geographic presence in a target market. There are no specific plans at this time. The Company is not in negotiations with any party.


Management's Discussion and Analysis of Financial Condition and
Results of Operations.

FULL FISCAL YEARS
GENERAL

THE YEAR ENDED FEBRUARY 29, 2000 COMPARED TO THE YEAR ENDED
FEBRUARY 28, 1999.

The Company, in its second complete fiscal year, recorded total revenues from food & beverage sales, management fees and rent of $217,703 for the year ended February 29, 2000 when compared to revenues of $242,912 for the previous fiscal year. The decrease of $25,209 is primarily due to the following:

 .As at July, 1999, the lease for the premises of an existing franchised Treats store in Washington, D.C. was assigned to the then franchisees with the consent of the landlord and the parties, the franchise agreement between the parties was terminated for a one time payment of $25,000 to the Company concurrent with the execution of mutual releases.
The Treats franchise store was in operation and the franchise agreement was assigned to EMC Group, Inc. at the time the Company purchased the National Marketing License from Treats Canada Corporation on December 1, There are no further obligations among and between the parties.
There is no ongoing relationship with the former franchisees and the former franchisees are prohibited to use the Treats Marks. Additionally, the franchisees were in default of the franchise agreement for non-reporting of sales. The $25,000 settlement fee was fully paid in July of 1999.

The Company had a net loss of $258,181 for the year ended
February 29, 2000 compared to $185,666 for the preceding fiscal year. The increase in net loss is due to the following:
$40,000 was expensed as consulting fees paid with common stock. Management fees the Company collects decreased from $49,506 of the previous year compared 25,848 for the current year, a decrease of 23,658 for the current year, since the Company settled with its then existing franchisee located in Washington, D.C. for a sum of $25,000 in settlement for past due and future royalties due the Company. The settlement of $25,000 was booked as an accounts receivable in the balance sheets as of February 28, 1999 and fully paid in July 1999

The Company has not sold any franchises since the Company's inception.


RESULTS OF OPERATIONS

THE YEAR ENDED FEBRUARY 29, 2000 COMPARED TO THE YEAR ENDED
FEBRUARY 28, 1999.

Total revenue for the most recent fiscal year was $217,703 compared to $242,912, a decrease of $25,209 or 10.40%. The decrease is due to the settlement fee of $25,000 with the Company's franchisee in Washington, D.C., which was carried as a receivable in the Company's Financial Statements for the Fiscal Year ended February 28, 1999 and fully paid in July of 1999. The Treats franchise store in Washington, D.C. Existed prior to December 1, 1997 and was assigned to EMC Group, Inc.
on December 1, 1997, the date the Company purchased the National Marketing License for the United States of America from Treats Canada Corporation. The Franchise Agreement was terminated, Mutual Releases executed, and the Lease was assigned to the franchisees with consent of Landlord. There are no ongoing obligations between the Company and the former franchisees. The former franchisees of this location are not permitted to use the Treats Trade Mark. Additionally, the former franchisees were not reporting all sales.

The Company recorded Food & Beverage Sales of $162,520 compared to $165,049 a decrease of $2,529 or 1.60% when compared to the previous year of operation. The decrease is due to some tenants in the office building where the store is located, relocating to other facilities. Most vacated office space in the meantime have been re-occupied by new tenants. The assets of the store are owned by the Company. However, the premises are leased from an independent third party.

The Company recorded Income from Management Fees of $25,848 compared to $49,505 for the previous year. The Decrease is due to the following:

The Company received a one time settlement fee of $25,000 from its franchisee in Washington, D.C., which was carried as a receivable for the Fiscal Year 1999. The Treats franchise store in Washington, D.C. existed prior to December 1, 1997 and was assigned concurrent with the franchise agreement to EMC Group, Inc. on December 1, 1997, the date the Company purchased the National Marketing License for the United States of America from Treats Canada Corporation. The $25,000 fee was fully paid in July of 1999. There is no ongoing relationship between the Company and the former franchisees. The former franchisees are prohibited to use the Treats Trade Marks. Additionally, the former franchisees did not report sales.

The corporately owned store located in Detroit, Michigan was acquired by the Company on February 3, 1998. The assets of this store are owned by the Company. However, the premises are leased from an independent party.
This store is operated by an independent operator under the terms and conditions of a Letter Agreement dated June 24, 1997. The Independent operator is not a franchisee of the Treats franchise system and operates the store for his own profit/loss. Therefore, appropriately reported sales and other income and expenses and the effects therefrom with respect to the profitability of this store are not reported in the Company's financial statements. Pursuant to the Letter Agreement ("The Agreement"), the operator is required to operate the store in compliance with the Standards and Specifications of Treats.
The independent operator, pursuant to the agreement, is required to make certain monthly payments to the Company, which consist of weekly/ monthly fees and monthly rent to Company.
The Company, being the lawful tenant, in turn pays landlord monthly rent for the leased premises.
Store rent collected from the independent operator for the fiscal year ended February 29, 2000 was $29,335 compared to $28,357 for the previous fiscal year. The increase is due to an increase in basic rent the Landlord charges the Company for the leased premises pursuant to the provisions of the lease, which are passed on by the Company to the independent operator of the store.

Management Fees collected by the Company from the independent operator were $25,848 when compared to the previous year of $24,506 an increase of 5.47%. The increase is due to an increased percentage of Management Fees the Company charges the independent operator, which became effective September 1999. The independent operator is not a franchisee and operates this store for his own profit or loss pursuant to an operating agreement.
The agreement is filed as an exhibit EX-20.3 to the Form 10-KSB.

Retail operating expenses were $82,371 for the F/Y ended February 29, 2000 compared to $91,637 of the previous year, a decrease of $9,266 or 11% . Retail operating expenses include all expenses except cost of food and beverage.

Cost of food and beverage were $72,553 or 44.64% of sales when compared to $83,535 or 50.60% of sales for the previous year, a decrease of 13.35% when compared to sales.

General and administrative expenses increased to $135,079 for the current year compared to $104,167 of preceding year, an increase of $30,912 or 29.68%. The increase is largely due to the salary paid the president of the Company of $38,000 when compared to $12,000 for the same 12 month period of the previous year.


LIQUIDITY AND CASH FLOW
Current liabilities decreased from $43,931 of the previous year to $4,605 for the current year. The decrease of $39,326 is due to substantially decreased Accounts Payable from $21,677 of the previous year to $4,605 of the current fiscal year. The difference is due to the fact that no advances from the Company's president were necessary, as well as the Company's ability to pay its operating expenses on an ongoing and timely basis.


DEPRECIATION AND AMORTIZATION
Depreciation and Amortization decreased $2,973 or 2% from $149,366 of the previous year when compared to $146,393 for the F/Y ended
February 29, 2000.

DEBT TO EQUITY RATIO
The debt to equity ratio is insignificant at .00355 to 1. The ratio was .002 to 1 in the Company's year of inception.


ANY KNOWN TRENDS, EVENTS OR UNCERTAINTIES THAT HAVE OR
ARE REASONABLY LIKELY TO HAVE A MATERILA EFFECT ON THE
SMALL ISSUER'S SHORT-TERM OR LONG TERM LIQUIDITY:

The Company continues to operate in a negative cash flow from continuing operations. Management of the Company does not know of any other trends, events or uncertainties that would have a material impact on its short-term or long term liquidity.


INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

The Company expects to meet its everyday financial obligations in the short term. The Company is diligently pursuing efforts to secure additional capital. Management is relying also on the collection of payments for the Company's common stock subscribed to by private parties pursuant to promissory notes underlying the shares as further described below:

On April 6, 1999, the company raised additional capital of $419,500 in cash and cash equivalents through the sale of 2,195,000 of the Company's common stock to various parties pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933 by the Securities and Exchange Commission. The Company has collected $128,500 in cash. The balance of $291,000 covering 1,455,000 shares of the Company's Common Stock at $0.20 per share, were due
February 28, 2000 pursuant to Promissory Notes with subscribers. The due date for payment of the Promissory Notes has been extended by the Company to April 30, 2001, since the Company's trading symbol EMCB was moved from the OTC Bulletin Board to the OTC. The Promissory Notes provide that any unpaid shares at $0.20 per share underlying the Promissory Notes be returned to the Company by April 30, 2001.

ANY MATERIAL COMMITMENT FOR CAPITAL EXPENDITURES AND
THE EXPECTED SOURCES OF FUNDS FOR SUCH EXPENDITURES;

The Company has not and does not expect to make any material commitment for capital expenditures.


ANY KNOWN TRENDS, EVENTS OR UNCERTAINTIES THAT HAVE
HAD OR THAT ARE REASONABLY EXPECTED TO HAVE A MATERIAL
IMPACTON THE NET SALES OR REVENUES OR INCOME FROM
OPERATIONS:

Income from management fees and administration fees the Company charges the independent operator of the Treats store, located in Detroit, Michigan are expected to decline based on a management agreement, dated November 1, 2000. General Motors, the major occupant of the office complex where the store is located is moving to other facilities. The State of Michigan will commence moving into the vacated office space on or about March 1, 2001.
A copy of the Operating Agreement is filed as exhibit EX-20.4 to the Amended Form 10-KSB.

Food and beverage sales at the Company's corporately operated Treats store, are expected to increase due to the introduction of new food and beverage items to its customers.

ANY SIGNIFICANT ELEMENTS OF INCOME OR LOSS THAT DO NOT
ARISE FROM THE SMALL ISSUER'S CONTINUING OPERATIONS;

The Company does not know of or expect any elements of income or loss that does not arise from continuing operations.


THE CAUSES FOR ANY MATERIAL CHANGES FROM PERIOD TO
PERIOD IN ONE OR MORE LINE ITEMS OF THE SMALL ISSUER'S
FINANCIAL STATEMENTS:

Balance sheet information:
Cash for the year ended February 29, 2000 increased by $34,559 compared to the same period of the preceding year due to the sale of 2,195,000 shares the Company's common stock for $419,500 on April 6, 1999. The Company collected $128,500 in cash and the balance of $291,000 is due April 30, 2001 pursuant to promissory notes with subscribers. Any unpaid shares underlying the promissory notes must be returned to the Company April 30, 2001.

Accounts receivable decreased for the year ended February 29, 2000 from $25,835 of the preceding year to $3,173 due to the following:
As at July, 1999, the lease for the premises of an existing franchised Treats store in Washington, D.C. was assigned to the then franchisees with the consent of the landlord and the parties, the franchise agreement between the parties was terminated for a one time payment of $25,000 to the Company concurrent with the execution of mutual releases. The Treats franchise store was in operation and the franchise agreement was assigned to EMC Group, Inc. at the time the Company purchased the National Marketing License from Treats Canada Corporation on December 1, 1997. There are no further obligations among and between the parties. There is no ongoing relationship with the former franchisees and the former franchisees are prohibited to use the Treats Marks.
Additionally, the franchisees were in default of the franchise agreement for non-reporting of sales. The $25,000 settlement fee was fully paid in July of 1999.

Accounts payable decreased for the year ended February 29, 2000 from $21,677 of the preceding year to $4,605 due to the availability of $128,500 in cash collected from the sale of the Company's common stock April 6, 1999 as further described previously in this section.

Advances from an officer of the Company for the year ended
February 29, 2000 were $0.00 compared to the preceding year of $22,254. The Company repaid the advances in full April 1999.

Statement of Operations Information;
Management fees decreased for the year ended February 29, 2000 from $49,506 of the preceding year to $25,848.
The decrease is due to the following:
As at July, 1999, the lease for the premises of an existing franchised Treats store in Washington, D.C. was assigned to the then franchisees with the consent of the landlord and the parties, the franchise agreement between the parties was terminated for a one time payment of $25,000 to the Company concurrent with the execution of mutual releases.
The Treats franchise store was in operation and the franchise agreement was assigned to EMC Group, Inc. at the time the Company purchased the National Marketing License from Treats Canada Corporation on December 1, 1997. There are no further obligations among and between the parties. There is no ongoing relationship with the former franchisees and the former franchisees are prohibited to use the Treats Marks.
Additionally, the franchisees were in default of the franchise agreement for non-reporting of sales. The $25,000 settlement fee was fully paid in July of 1999.

Cost of food and beverages for the corporately owned and managed Treats store were $72,553 or 44.64% of sales for the year ended February 29, 2000 compared to $83,535 or 50.60% of sales for the previous year, a decrease of 13.35% when compared to sales.
The decrease is primarily due to the introduction of new food and beverage items.

Retail operating expenses at the corporately owned and managed Treats store for the year ended February 29, 2000 decreased from $83,535 of the previous year to $72,553. The decrease is due to a reduction in labor cost of $9,404 or 17.50% compared to the same period of the previous year. Total cost of labor for the F/Y ended February 29, 2000 was $44,834 compared to $54,238 for the same period of the previous year. The decrease in labor cost is due to improved and better qualified staffing at the store.
General and administrative expenses increased $30,912 or 29.68% from $104,167 of the previous year to $135,079 for the year ended February 29, The increase is largely due to the salary paid the president of the Company of $38,000 when compared to $12,000 for the same 12 month period of the previous year.

Consulting fees paid with common stock.
During the year ended February 29, 2000, the Company issued 100,000 shares of the Company's common stock to Power Media Group, Inc. on April 6, 1999 at no cost for public/investor relation services to be rendered. Additionally, the Company issued 100,000 shares of its common stock in July, 1999 to Talk Stock With Me, Inc. after the agreement with Power Media Group, Inc. expired. The stock was issued at no cost for public/investor relation services to be rendered. The value of the common stock issued of $40,000 is incorporated as an expense in the audited financial statements for the year ended February 29, 2000.


INTERIM PERIOD:

RESULTS OF OPERATIONS - INTERIM PERIOD

FOR THE FIRST NINE (9) MONTHS ENDED NOVEMBER 30, 2000

The Company had a net loss of $139,597 for the first nine (9) months of its current fiscal year compared to a net loss of $213,808 for the comparable nine (9) months period of the preceding fiscal year.
Sales were $212,533 for the first nine months (9) of its current fiscal year, compared to $160,271 of the same period of the previous year. Included in sales are food and beverage sales of $175,92, management fees of $15,253 and rent of $21,588 for the first nine months ended November 30, 2000 versus food and beverage sales of $119,365, management fees $18,904 and rent of $22,001 for the comparable period of the previous year

The increase of food and beverage sales of $56,327 or 47% for the first nine months of the company's current fiscal year compared to the same period of the previous year is primarily due to the introduction of new and additional food & beverage items as well as a substantial customer count increase at the store. Additionally, previously vacated office space in this office building have been largely re-occupied.

The Company collects management fees and administration fees, collectively called management fees from the independent operator of the Treats store located in Detroit, Michigan. Management fees as stated in the interim financial statements for the first nine months
(9) months of the current fiscal year are a combination of management fees, which represent a percentage (%) income to the Company on weekly gross store sales and a monthly administration fee pursuant to the terms and conditions of an Operating Agreement ("Agreement") with the Company.
A copy of the Agreement is filed as a Exhibit 12.D on page 104 to the Form 10-SB. Total management fees income to the Company decreased by $3,652 from $18,904 for the first nine (9) months of the previous year to $15,252 of the current F/Y. The decrease in management fees income to the Company of $3,652 is primarily due to the following:

a. The Company granted the independent operator a temporary relief for management fees the Company collects as a percentage of gross store sales from September 9, 2000 through March 30, 2001. The relief was necessitated due to reduced sales, since General Motors, the major occupant of the building is moving to other facilities. The State of Michigan will take over the vacated space starting March 1, 2001.
The Landlord has granted a temporary rent reduction from October 1, 2000 to March 31, 2001.

b. In light of reduced sales at this store, the Company has granted the independent operator of this store a change in payment of monthly administration fees as follows: The remaining twelve (12) monthly administration fees of 1,770.37 which were due August 1, 2000 through July 31, 2001 have been re-scheduled to commence August 1, 2003.
The thirty-six (36) months of monthly administration fees of $900 which were to commence August 1, 2001 have been re-scheduled and actually commenced August 1, 2000. This re-scheduling of lowered monthly administration fees is expected to assist the independent operator of the store to overcome current temporary reduction of sales and the monthly expenses associated with operating the store.

Head office and administrative expenses were $83,223 for the nine months of the current fiscal year compared to $$107,810 for the comparable period of the preceding year, reduction of $24,587 or 23%. The reduction is primarily due to a decrease in the company president's salary and additional non-recurring expenses.

Cost of food and beverage were $80,170 or 45.60% of food and beverage sales for the current nine months versus $53,812 or 45% of food and beverage sales for the comparable period of the previous year.

Total expenses decreased from $374,452 to $352,321

LIQUIDY AND CASH FLOW FOR THE FIRST NINE (9) MONTHS OF THE CURRENT FISCAL YEAR COMPARED TO THE SAME PERIOD OF THE PREVIOUS YEAR.

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


DEBT TO EQUITY RATIO

The debt to equity ratio is insignificant at .0048 to 1.


IN THE CURRENT YEAR:

This year the Company focused on establishing short and long term objectives such as a continued effort to reduce general overhead as well as increase revenues from the sale of food and beverage by introducing additional items to the company's clientele.

The Company will adopt the new design criteria and appearance of Treats stores, developed by Treats Canada Corporation, which have been well received by its customers, landlords and franchise owners. The updated interior and exterior decor provides for a more comfortable and relaxing atmosphere.


IN THIS AND FUTURE YEARS:

Recorded sales of food & beverage for the months of December 2000, January and February 2001 are $63,062 compared to $43,140, an increase of $19,922 or 46.20% for the same period of the previous year. Total expenses, including cost of labor, have increased $4,382 from $21,569 of the three months period of the previous year to $25,951 for the three months ended February 29, 2001.
The increase is largely due to increased labor cost to accommodate increased business levels. The increase of food and beverage sales is due to the following:

a.  introduction of additional new food & beverage items
b.  increased customer count from local construction projects
c. vacated office space in building have been re-leased to new tenants
a. New office buildings in the immediate vicinity of the store are providing for increased customer count.

Significant numbers of franchise inquiries have been received from potentially qualified single, multiple and area development franchisees through Treats Canada Corporation. The Company has not sold any franchises as of yet.

Forward looking statement:
The Company is currently in discussions with potential investor(s) who are prepared to infuse additional capital investment into the Company. The Company believes that this undertaking might be completed by May 31, 2001. However, while the current discussions appear to be promising, readers and shareholders are cautioned that a positive conclusion of the negotiations may not materialize, and the Company makes no guarantees implied or otherwise of any kind regarding the eventual outcome of these negotiations.




ITEM 7.                        FINANCIAL STATEMENTS



                                 EMC GROUP, INC.

                              FINANCIAL STATEMENTS

                         YEARS ENDED FEBRUARY 29, 2000
                              AND FEBRUARY 28, 1999





Table of Contents                                                 PAGE
                                                                 NUMBER

Independent Auditor's Report                                         42
Financial Statements:
     Balance Sheets                                                  43
     Statements of Operations                                        45
     Statement of Changes in Stockholders' Equity                    46
     Statements of Cash Flows                                        47
Notes to Financial Statements                                        48








PARKS, TSCHOPP, WHITCOMB & Orr, P.A.       2600 Maitland Center Parkway
Certified Public Accountants               Suite 330
                                           Maitland, Florida 32751
                                           Telephone: 407 875-2760
                                           Fax: 407 875-2762


Independent Auditors' Report


The Board of Directors and Stockholders
EMC Group, Inc.


We have audited the accompanying balance sheet of EMC Group, Inc., as of February 29, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1999 financial statements were audited by other auditors whose opinion dated July 13, 1999 expressed an unqualified opinion on them.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of EMC Group, Inc. as of February 29, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


       /s/ Parks, Tschopp, Whitcomb & Orr, P.A.

       Parks, Tschopp, Whitcomb & Orr, P.A.


June 29, 2000

                                   EMC GROUP, INC.


                                   Balance Sheets


                       February 29, 2000 and February 28, 1999


Assets
                                                         2000         1999
                                                     ___________  _________

Current assets:
   Cash                                              $    39,148      4,590
   Accounts receivable                                     3,173     25,835
   Inventory                                               3,575      3,478
   Prepaid expenses                                          828        972
                                                     ___________  _________

      Total current assets                                46,724     34,875


Property and equipment:
   Leasehold improvements                                 68,099     68,099
   Equipment                                              43,018     37,485
                                                     ___________  _________

     Less accumulated depreciation                        35,454     26,580

     Net property and equipment                           75,663     79,004


Other assets:
   Organization cost, net of accumulated
     amortization of $3,083 and $2,068                     2,087      3,102
   Marketing rights, net of accumulated
     amortization of $307,125 and
     $170,625 (note 2)                                 2,422,875  2,559,375
   Deposits                                                1,199      1,199
                                                     ___________  _________

                                                     $ 2,548,548  2,677,555
                                                     ===========  =========


See accompanying notes to financial statements




                     Liabilities and Stockholders' Equity



                                                          2000      1999
                                                     ___________  _________
Current liabilities:
   Accounts payable                                  $     4,605     21,677
   Advances from officer (note 5)                            -       22,254
                                                     ___________  _________

        Total current liabilities                          4,605     43,931

Deposits                                                   4,400      4,400
                                                     ___________  _________

        Total liabilities                                  9,005     48,331


Stockholder's equity:
   Preferred stock ($.0001 par value;                        280        280
     50 million shares authorized;
2.8  million issued and
outstanding)(note 2)
   Common stock($.0001 par value; 50 million
     shares authorized; 2,575,200 at                         258         38
     Feb. 29, 2000 and 380,200 shares
     issued and outstanding)
   Additional paid-in capital                          3,342,309  2,883,029
   Stock subscriptions receivable                       (291,000)      -
   Accumulated deficit                                  (512,304)  (254,123)
                                                     ___________  __________

         Total stockholders' equity                    2,539,543  2,629,224
                                                     ___________  __________

                                                    $  2,548,548  2,677,555
                                                     ===========  ==========



See accompanying notes to financial statements



                                EMC GROUP, INC.


                            Statement of Operations



                                                      2000           1999
                                                  ___________     __________
Sales:
    Food and beverage                             $   162,520       165,049
    Management fees                                    25,848        49,506
    Store rent                                         29,335        28,357
                                                  ___________     _________

      Total sales                                     217,703       242,912


Expenses:

   Food and beverage                                   72,553        83,535
   Retail store operating                              82,371        91,637
   General and administrative                         135,079       104,167
   Consulting fees paid with common stock              40,000           -
   Depreciation and amortization                      146,393       149,366
                                                  ___________   ___________

      Total expenses                                  476,396       428,705

Operating loss                                       (258,693)     (185,793)

Interest income                                           512           127
                                                  ___________   ___________

      Net loss                                    $  (258,181)     (185,666)
                                                  ===========   ===========

Loss per common share                             $      (.12)         (.49)
                                                  ===========   ===========

Weighted average number of
      common shares outstanding                     2,209,367       380,200
                                                  ===========   ===========

See accompanying notes to financial statements











                                     EMC GROUP, INC.

                       Statement of Changes in Stockholders' Equity

                    Years ended February 29, 2000 and February 28, 1999



                                                                     Additional      Stock
                                  Common Stock    Preferred Stock     Paid-in     Subscription   Accumulated
                                Shares   Amount   Shares    Amount    Capital  _    Receivable     Deficit        Total

Balances, February 28, 1999     380,200  $  38    2,800,000  $  280    2,833,029        -          (68,457)  2,814,890

Net loss                            -       -          -          -         -           -         (185,666)   (185,666)
                                _______  _______  _________ _______  ___________   ___________   ___________ __________

Balances February 28, 1999      380,200     38    2,800,000     280    2,883,029        -         (254,123)  2,629,224

Common stock issued for cash    540,000     54          -         -      128,446        -              -       128,500

Common stock issued
      for services              200,000     20         -         -        39,980        -              -        40,000

Common subscribed             1,455,000    146         -         -       290,854    (291,000)          -           -

Net loss                            -      -           -         -           -         -           (258,181)  (218,181)
                              _________  _______  _________ _______  ____________   _________    ___________ __________

Balances February 29, 2000    2,575,200 $  258    2,800,000  $  280    3,342,309    (291,000)      (512,304) 2,579,543
                              =========  =======  ========= =======  ============   =========    =========== ==========






See accompanying notes to financial statements






                               EMC GROUP, INC.

                             Statement of Cash Flows

               Years ended February 29, 2000 and February 28, 1999

                                                       2000          1999
                                                 _____________  ___________
Cash flows used in operating activities:
   Net loss                                        $ (258,181)    (185,666)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                    146,393      149,366
     Common stock issued for services                  40,000         -
     Net increase (decrease) in cash flow
         from changes in:
       Accounts receivable                             22,662      (25,061)
       Inventory                                          (97)        (484)
       Prepaid expenses                                   144         (138)
       Accounts payable                               (17,070)      21,025
                                                 _____________  ___________

         Net cash used in operating activities        (66,149)     (40,958)

Cash flows from investing activities;
   Collection of principal on note receivable             -          8,713
   Purchase of equipment                               (5,539)      (1,266)
                                                 _____________  ___________
        Net cash provided by (used) in
            investing activities                       (5,539)       7,447
                                                 _____________  ___________
Cash flows from financing activities:
   Issuance of common stock                           128,500         -
   Advances from officer                              (22,254)      22,254
                                                 _____________  ___________

       Net cash provided by financing activities      106,246       22,254
                                                 _____________  ___________

Net increase (decrease) in cash                        34,558      (11,257)

Cash, beginning of period                               4,590       15,847
                                                 _____________ ____________

Cash, end of period                              $     39,148  $     4,590
                                                 ============   ===========
Supplemental disclosure of cash flows
   information:
    Cash paid during the year of interest        $        280  $      -
                                                 ============   ===========





See accompanying notes to financial statements





                                EMC GROUP, INC.

                         Notes to Financial Statements

               Years Ended February 29, 2000 and February 28, 1999


(1) Organization of Significant Accounting Policies

a) Company Activities


The Company (a Florida corporation) was formed March 3, 1997, to develop Treats restaurants in the United States. An agreement between the Company and Treats Canada Corporation provides for a 20 year territory exclusivity arrangement for the United States of America to develop Treats Bakeries, Treats Bakery Cafes, Treats International Coffee Emporiums and Treats Carts. The various concepts will be marketed collectively under the protected trade name "Treats". The Company currently owns and operates one store in Orlando, FL and is party to a management agreement for another store in Detroit, MI, in which the Company collects management fees and rental income.

b) Revenue Recognition

The principal sources of revenues are derived from restaurant sales from the Company-owned store, management fees and rental income, and the collection of franchise royalties, based on a percentage of the franchisee gross receipts and licensing fees. Income from royalties are recognized as earned. Revenue from licensing of a franchise is recognized when the franchise commences operations.

c) Inventory

Inventory consists of food and beverage products, which are valued at the lower of cost or market on first-in, first-out basis.

d) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using accelerated methods.

(1)       Organization of Significant Accounting Policies - Continued

The Company reviews the carrying value of property, equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

e) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures Accordingly, actual results could differ from those estimates.

f) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

g) Fair Value of Financial Instruments

The carrying value of the Company's financial instruments approximate fair value due to the short-term nature of such assets. Deposits payable are not current, however, in the case of deposits, no defined maturity exists. As such, the carrying value and the fair value are assumed to be equal.

h) Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company sells its products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.


                                                           (Continued)


                               EMC GROUP, INC.

                       Notes to Financial Statements


(2) U.S. Marketing Rights

On April 8, 1997, the Company entered into an exclusive licensing agreement with Treats Canada Corporation to develop Treats stores in Florida and Georgia. As consideration for this agreement, the Company agreed to pay Treats Canada Corporation $300,000. Of that balance, $30,000 was paid by the Company. That agreement and the remaining unpaid debt of $270,000 was replaced by an agreement dated December 1, 1997, as described below.

On December 1, 1997, the Company entered into an exclusive licensing agreement with Treats Canada Corporation to develop Treats stores in the United States. The agreement was valued at $2,730,000 and is for a term of 20 years. The agreement is being amortized using the straight-line method over its 20 year life. In exchange for U.S. marketing rights, 2,700,000 shares of Class "A" preferred shares were issued to Treats Canada Corporation. The shares are convertible to common stock subject to approval by EMC Group, Inc.'s board of directors.

Intangible assets are periodically reviewed by the Company for impairments where the fair value is less than the carrying value.

(3) Store Locations

On December 1, 1997, the Company acquired assets to operate a Treats store in Orlando, Florida. The Company acquired the assets at a cost of $5,000. A cash payment of $600 was made and the Company assumed obligations of $4,400.

On February 3, 1998, the Company acquired assets for a Treats store in Detroit, Michigan. The Company acquired the assets at a cost of $100,000 from Treats Canada Corporation. In exchange for the assets, 100,000 shares of Class "A" preferred shares were issued. The shares are convertible to common stock subject to approval by EMC Group, Inc.'s board of directors.
The assets are owned by EMC Group, Inc., but the Treats store is operated by an independent party. EMC Group, Inc. collects management fees from the party which operates the Treats store.

(4) Stock Options and Stock Awards

On August 1, 1997, the Company adopted a compensatory common stock "Equity Incentive Plan". The plan is to provide directors, officers and certain key employees with additional incentives by increasing their ownership interest in the Company. Four million shares
(4,000,000) of

                                                          (Continued)


                                 EMC GROUP, INC.

                            Notes to Financial Statements


(4)      Stock Options and Stock Awards - Continued

common stock have been reserved for issuance under the plan as either stock options or stock awards. Options granted under the plan may be either qualified or non-qualified as determined by the U.S. Internal Revenue Code.
As of February 28, 1999, no options, whether qualified or non-qualified, have been granted nor have any shares been awarded as incentive compensation.

(5)     Advances from Officer

During the fiscal year ended February 28, 1999, the Company's president provided various operating noninterest-bearing unsecured cash advances to the Company. The Company repaid the advances in full in April 1999.


(6)     Lease Commitments

The Company leases facilities under operating lease agreements. For the years ended February 29, 2000 and February 28, 1999, rent expense was $44,259 and $42,347, respectively. Future minimum lease payments under the noncancellable leases for years ending February 28 are as follows:

                       2001              $43,700
                       2002               43,700
                       2003               37,400
                       2004               27,600
                       2005               27,600
                    Thereafter            27,600

(7)     Income Taxes


At February 29, 2000, the Company had a net operating loss carryforward for income tax purposes of approximately $700,000, which is available to offset future taxable income. The loss carryforward expires in the years beginning in 2014, unless it is utilized sooner. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(8)     Stock Split

On March 26, 1999, the Company's Board of Directors authorized a 25:1 reverse split of the common stock. On April 2, 1999, the Company advised the OTC Bulletin Board Coordinator, NASDAQ Market Operations, accordingly.
As a result of the reverse split, the original 9,505,000 shares of the Company's common stock issued October 6, 1997, were reduced to 380,200 shares. Par value of the common stock remained $.0001 per share.

The effect of the stock split has been recognized retroactively in the shareholders' equity accounts on the balance sheet as of February 28, 1999, and in all share and per share data in the accompanying financial statements.

(9)     Earnings (loss) per Share

Earnings (loss) per share of common stock in 2000 and 1999 were based on the weighted average number of shares outstanding during those periods, after giving effect to a 25:1 reverse stock split effective March 26, 1999 and retroactively applied.














                                 EMC GROUP, INC.

                                    Index


                           FINANCIAL INFORMATION


         Financial Statements

                 Balance Sheets
                     November 30, 2000 (Unaudited)
                     and February 29, 2000                      53


                 Statements of Operations
                     Nine months ended
                     November 30, 2000 (Unaudited)and
                     November 30, 1999 (Unaudited)              54


                 Statements of Cash Flows
                     Nine months ended
                     November 30, 2000 (Unaudited)and
                     November 30, 1999 (Unaudited)              55

                 Notes to Financial Statements (Unaudited)      56






















                                EMC GROUP, INC.

                                Balance Sheets

                                    Assets


                                                           November 30
                                            February 29,      2000
                                               2000        (Unaudited)
                                            ___________    ___________
Current assets:
     Cash                                   $    39,148          7,041
     Accounts receivable                          3,173          6,141
     Inventory                                    3,575          3,750
     Prepaid expenses                               828          2,317
                                           ____________    ___________
        Total current assets                     46,724         19,249

Property and equipment:
     Leasehold improvements                      68,099         68,099
     Equipment                                   43,018         44,534
                                           ____________    ___________
                                                111,117        112,633

        Less accumulated depreciation            35,454         41,454
                                           ____________    ___________
        Net property and equipment               75,663         71,179


Other assets:
    Organization cost, net of accumulated
        amortization of $3,083 and $3,832         2,087          1,338
    Marketing rights, net of accumulated
        amortization of $307,125
        and $409,500                          2,422,875      2,320,500
    Deposits                                      1,199          1,195
                                           ____________    ___________

                                            $ 2,548,548      2,413,461
                                           ============    ===========

See accompanying notes to financial statements.





                    Liabilities and Stockholders' Equity

                                                           November 30
                                            February 29       2000
                                              2000         (Unaudited)
                                            ___________    ___________
Current liabilities:
   Accounts payable                         $     4,605          9,154
                                            ___________    ___________
        Total current liabilities                 4,605          9,154

Deposits                                          4,400          4,400
                                           ____________    ___________
        Total liabilities                         9,005         13,554



Stockholder's equity:
   Preferred stock ($.0001 par value;
     50 million shares authorized;                  280            280
2.8  million issued and outstanding)
   Common stock($.0001 par value;
     50 million shares authorized; 2,575,200        258            258
     shares issued and outstanding)
   Additional paid-in capital                 3,342,309      3,342,309
   Stock subscriptions receivable              (291,000)      (291,000)
   Accumulated deficit                         (512,304)      (651,940)
                                            ___________    ___________

         Total stockholders' equity           2,539,543      2,399,907
                                            ___________    ___________

                                            $ 2,548,548      2,413,461
                                            ===========    ===========

See accompanying notes to financial statements











                               EMC GROUP, INC.

                          Statement of Operations

                                                   Nine months ended
                                                       November 30
                                               _________________________

                                                  2000           1999
                                               (Unaudited)   (Unaudited)
                                               ___________   ___________
Sales:
    Food and beverage                         $   175,692       119,365
    Management fees                                15,252        18,904
    Store rent                                     21,588        22,001
                                               __________    __________

      Total sales                                 212,532       160,270


Expenses:

   Food and beverage                               80,170        53,811
   Retail store operating                          79,803        60,803
   General and administrative                      83,222       107,810
   Consulting fees paid with common stock            -           40,000
   Depreciation and amortization                  109,125       112,029
                                               __________    __________

      Total expenses                              352,320       374,451

Operating loss                                   (139,788)     (214,181)

Interest income                                       192           373
                                               __________    __________

      Net loss                                $  (139,596)     (213,808)
                                              ___________    ___________

Loss per common share                         $     (.054)         (.13)
                                              ___________    ___________

Weighted average number of
      common shares outstanding                 2,575,200      1,660,617
                                              ===========    ===========

See accompanying notes to financial statements





                                 EMC GROUP, INC.

                             Statement of Cash Flows


                                                    Nine months ended
                                                       November 30
                                                 _______________________
                                                   2000          1999
                                                 (Unaudited)  Unaudited)
                                                 ___________  _________
Cash flows used in operating activities:
   Net loss                                      $ (139,596)   (213,808)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                109,125     112,029
       Common stock issued for services                -         40,000
       Net increase (decrease) in cash flow
         from changes in:
         Accounts receivable                         (2,982)     28,722
         Inventory                                     (175)       (320)
         Prepaid expenses                            (1,489)        972
         Accounts payable                             4,525     (19,146)
                                                 __________    ________

          Net cash used in operating activities     (30,593)    (51,550)
                                                 __________    ________

Cash flows from investing activities:
   Purchase of equipment                             (1,514)      3,695
                                                 __________    ________
         Net cash provided by (used) in
           investing activities                      (1,514)      3,695
                                                 __________    ________

Cash flows from financing activities:
   Issuance of common stock                            -        128,500
   Advances from officer                               -        (22,254)
                                                 __________    ________

        Net cash provided by financing activities      -        106,246
                                                 __________    ________

Net increase (decrease) in cash                     (32,107)     41,654

Cash, beginning of period                            39,148       4,590


Cash, end of period                              $    7,041      46,244
                                                 ==========    ========


Supplemental disclosure of cash flow
  information:
  Cash paid during the interim period
     for interest                                $        3         280
                                                 ==========    ========


See accompanying notes to financial statements.


                              EMC GROUP, INC.


                      Notes to Financial Statements

(1)   Presentation of Unaudited Financial Statements


The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting of normally recurring accruals) necessary to present fairly the financial position as of November 30, 2000, and results of operations and cash flows for the nine months ended November 30, 2000 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.


(2)   Sales to Major Customers

During the nine months ended November 30, 2000 and 1999, no customer accounted for more than 10% of total revenue.

(3)   Auditors' Independence

The Company's independent auditors Parks, Tschopp, Whitcomb and Orr, CPA's and the Company's previous independent auditor Mr. David Ramos, CPA have never, and will not in the future, at any time maintain the Company's books and records.

(4)   Subsequent Events

There are no subsequent events other than those reported in the Interim Financial Statements.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company engaged the services of the accounting firm Parks, Tschopp, Whitcomb and Orr. P.A., CPA's in June 2000. There are no disagreements with the accountants.



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

LIST THE NAMES AND AGES OF ALL DIRECTORS AND EXECUTIVES AND
          ALL PERSONS NOMINATED OR CHOSEN TO BECOME SUCH;

Name                           Age        Position

Erhard Sommer                  62         President, CEO & COB,
                                          Director since March 3, 1997

Peter-Mark Bennett             43         Secretary, Treasurer,
                                          Director
                                          since March 3, 1997
Sandro Campagna                43         Director since March 3, 1997


ERHARD SOMMER
Mr. Erhard Sommer is President and CEO, Chairman of the Board and a Director of the Company. Mr. Sommer has served in this capacity since the March 3, 1997 formation of EMC Group, Inc. Prior to March 3, 1997, Mr. Sommer served as V.P. Operations of Treats International
Enterprises Inc. for 6 1/2 years.

PETER-MARK BENNETT
Mr. Bennett is Secretary, Treasurer and Director of the Company since its inception on March 3, 1997. Mr. Bennett holds the position of Senior Marketing Manager for Bell Intrignia, Canada. In the past he held the position of Senior Marketing Manager for Telus Advance Communications in Canada. From July 1997 to February 1998, Mr. Bennett served as Director of Design Group Ltd., Ottawa, Canada. From July 1994 to July 1997,
Mr. Bennett was Director of Operations for Network Excellence Ltd., Ottawa. He was appointed Director of Treats International Enterprises, Inc. on December 16, 1994 and still serves in this capacity.

SANDRO CAMPAGNA
Mr. Campagna is a Director of the Company. He is President and a Director of Arban Construction Ltd., in Gloucester, Ontario, Canada from June 1993 to present. Prior to June 1994, Mr. Campagna was the President of Campagna Enterprises, which owned several Treats franchises in Canada














ITEM 10.   EXECUTIVE COMPENSATION.



SUMMARY COMPENSATION TABLE

         Annual   Compensation                  Awards  Long Term Compensation          Payouts
______________________________________           ______________________________________________
 (a)       (b)   (c)    (d)      (e)            (f)            (g)            (h)         (i)
_______________________________________________________________________________________________
Name and
Principal                                                   Securities        LTIP      All Other
Compensation    Total  Salary    Bonus      Other Annual  Restricted Stock  Underlying   Payouts
Position   Year  ($)    ($)   Compensation    Awards(s) $     Options           $           $
_________________________________________________________________________________________________

CEO
Erhard
Sommer    98   14,400  14,400     None           None           None           None       None

Erhard
Sommer    99   12,000  12,000     None           None           None           None       None

Erhard
Sommer    00   38,000  38,000     None           None           None           None       None



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT



Title            Name and Address        Amount and Nature       Percent
of Class     of Beneficial Owner         of Beneficial Owner     of Class
__________   _________________________  _______________________  ________
Class "A"    Treats Canada Corporation   2,800,000 shares
Preference   Paul Gibson , President     International
             418 Preston Street          Licensor of the
             Ottawa, Ontario K1S 4N2     Treats Franchise         100%
             Canada                      System


The Certificate of Designation for the Class "A" Preference Shares issued to Treats Canada Corporation carry the legend "Convertible to Common Stock subject to the approval by the Board of Directors of EMC Group, Inc.". The shares are non-voting. When converted, the total shares of common stock may not exceed 10% of the outstanding number of common shares of the Company. The conversion rate to common stock of 2,800,000 Class "A" Preferred Shares issued to Treats Canada Corporation are not affected by the Company's 25:1 reverse split of the company's common stock April 3, 1999. The Class "A" Preferred stock may only be converted in whole at the option of Treats Canada Corporation subject to the approval of the company's board of directors, and may not exceed 10% of the issued common stock of the company. There is no time limit as to when the Class "A"
Preferred Stock may be converted.

A copy of The Memorandum of Understanding reflecting the underlying terms and conditions are filed as exhibit 20.2 to the Form 10-KSB.

                   Name and Address                Amount and Nature          Percent
Title of Class    of Beneficial Owner     Note    of Beneficial Owner        of Class
______________  ________________________  ____    _______________________    _________
Common Stock   Treats Canada Corporation   1      286,133 shares -              10.00%
               Paul Gibson , President           Franchisor of the Treats
               418 Preston Street                franchise System
               Ottawa, Ontario K1S 4N2

Common Stock   134330 Ontario, Inc.              375,000 shares - A Canadian    13.10%
               Bryan Fevens, Pres.               Company
               38 Stinson Ave.
               Nepean, Ontario K2H 6N3
               Canada

Common Stock   Hector Campagna             2     575,000 shares - A Canadian    20.10%
               2132 Johnston Road                Investor
               Ottawa, Ontario K1G 5J7
               Canada

Common Stock   882793 Ontario Ltd.         3     475,000 shares - A Canadian     16.60%
               George Gibson, President          Company
               632 Princess Louise Drive
               Orleans, Ontario K4A 2B7
               CANADA

Common Stock   George Gibson               4     204,000 shares - Private         7.12%
               632 Princess Louise Drive         Investor
               Orleans, Ontario K4A 2B7
               Canada




FOOT NOTES TO TABLE:

(1) When converted, based on the current outstanding number of 2,575,200 shares of the Company's Common Stock, the Class "A" Preferred Shares of 2,800,000 owned by Treats Canada Corporation, would account for 286,133 shares of the Company's Common Stock or 10% of the total of the then outstanding number of common stock of 2,861,330.after conversion.

(2) Hector Campagna is a private investor and the brother of Sandro Campagna, a Director of the Company.

(3) The President of 882793 Ontario Ltd. is George Gibson, the over 5% common shareholder of the Company, who is a brother of the President & CEO of Treats Canada Corporation

(4) The Common Stock held by George Gibson are subject to the sales volume, method of sale, and reporting restrictions of Rule 144
    (and the trading) and reporting restrictions of Section 16 of the Securities Exchange Act of 1934). George Gibson is a brother of the President and CEO of Treats Canada Corporation.

No warrants, options, rights, conversion privileges or any other obligations exercisable within 60 days have been authorized by the Company.


SECURITY OWNERSHIP OF MANAGEMENT



                         Name and                      Amount and            Percent
Title of Class    Address of Beneficial Owner    Nature of Beneficial Owner  of Class
______________    ___________________________    __________________________  __________
Common Stock     Erhard Sommer                  40,000 shares- President        1.40%
                 346 Tanager Court              CEO and Director of EMC
                 Lakeland, FL 33803             Group, Inc.

Common Stock     Peter- Mark Bennett            14,000 shares- Secretary        0.49%
                 71 Bernard Court, N.W.         and Treasurer  and Director
Calgary, Alberta T3K 2B3       of EMC Group, Inc.
                 Canada

Common Stock     Sandro Campagna                14,000 shares - Director        0.49%
                 1316 Squire Drive              of EMC Group, Inc.
                 Manotick, Ontario K4M 1B8
                 Canada
_______________________________________________________________________________________

OFFICERS AND DIRECTORS AS A GROUP               68,000 SHARES                   2.38%
_______________________________________________________________________________________



The above noted Common Shares issued to officers and directors of the Company are Restricted Stock and subject to Rule 144 subject to the sales volume, method of sale, and reporting restrictions of Rule 144 (and the trading and reporting restrictions of Section 16 of the Securities Exchange Act of 1934).

There are no options or warrants granted to present officer(s), directors or other entities.


CHANGES IN CONTROL. DESCRIBE ANY ARRANGEMENTS WHICH MAY RESULT
IN A CHANGE IN CONTROL OF THE SMALL BUSINESS ISSUER.

No arrangements exist which may result in a change of control of the Company.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DESCRIBE ANY TRANSACTION DURING THE LAST TWO YEARS, OR PROPOSED TRANSACTIONS, TO WHICH THE SMALL BUSINESS ISSUER WAS OR IS TO BE A PARTY, IN WHICH ANY OF THE FOLLOWING PERSONS HAD OR IS TO HAVE A DIRECT OR INDIRECT MATERIAL INTEREST. GIVE THE NAME OF THE PERSON, THE RELATIONSHIP TO THE ISSUER, NATURE OF THE PERSON'S INTEREST IN THE TRANSACTION AND, THE AMOUNT OF SUCH INTEREST.

Hector Campagna (an over 5% common stock shareholder of the Company) is the brother of Sandro Campagna, a Director of the Company.


Item 13.   Exhibits and Reports

EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION

3.(i)            Articles of Incorporation

3.(i)/A          Amendments to Articles

3.(ii)           Bylaws

20.1             Memorandum of Understanding Treats Canada Corporation.
                 Waiver of certain fees for 30 months. Dated
                 December 1, 1997

20.2 Memorandum of Understanding, dated February 3, 1998 regarding the purchase and sale of the Detroit Treats store and National Marketing License, including terms and conditions of Class "A" Preference Shares issued to Treats Canada Corporation.

20.3 Assignment of Detroit Treats store to EMC Group, dated January 23, 1998, including "Letter Agreement".

20.4 Operating Agreement with independent operator of the Detroit Treats store, dated November 1, 2000, replacing the original "Letter Agreement".

20.5 Memorandum of Understanding, dated January 5, 1998 detailing the terms and conditions under which EMC has the right of first refusal for the National Marketing License for the United Kingdom.

20.6             Letter from Treats Canada Corporation, dated
                 October 21, 1999 waiving the default provisions of the National Marketing License until December 1, 2001.

20.7 Letter from Parks, Tschopp, Whitcomb & Orr, P.A., Certified Public Accountants, dated February 27, 2001, affirming that the firm is licensed to practice before the Securities and Exchange Commission.

20.9 Waiver from Treats Canada Corporation regarding development of stores, dated May 8, 2001.

20.10            Auditors' Report Financial Statements year ended
                 February 28, 1999


                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    EMC GROUP, INC.
                                    -----------------------
                                    (Registrant)



                                    By: /s/ Erhard Sommer
                                    ----------------------
                                    (Signature)*

                                    Erhard Sommer, President & CEO


Date: May 16, 2001

* Print name and title of signing officer under his signature.