Form 10KSB
period 2001-03-28
EMC GROUP INC /FL
filed 2001-06-08
CIK 1048151

Securities and Exchange Commission

                          Washington, DC 20549




                              FORM 10-KSB

  [X] Annual Report pursuant to section 13 or 15(d) of the securities exchange act of 1934


              For the fiscal year ended February 28, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      [ yes]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (d229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 25, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $153,036, based upon a $0.18 per share trading price on that date. It was assumed for determination of affiliates, that all principal shareholders over 10% and officers are affiliated.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Common Stock

          $0.0001 par value
                                        2,575,200 Shares Outstanding
                                           as of May 31, 2001






                            TABLE OF CONTENTS

                                                                  Page No.
                                PART I


Item 1. Description of Business                                        3

Item 2. Description of Property                                       12

Item 3. Legal Proceedings                                             14

Item 4. Submission of Matters to Security Holders                     14


                                PART II

Item 5. Market for Common Equity and Related Stockholders Matters     14

Item 6. Management's Discussion and Analysis or
        Plan of Operation                                             18

Item 7. Financial Statements                                          22

 Item 8. Changes In and Disagreements With Accountants
        on Accounting and Financial Disclosure                        31


                              PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act    31

Item 10. Executive Compensation.                                      32

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.                                              32

Item 12. Certain Relationship and Related Transactions.               34

Item 13. Exhibits and Reports                                         35

         SIGNATURES                                                   36































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

The store development required under the National Marketing License has been waived by Treats Canada Corporation until December 31, 2002, at which time the company will be required to fulfill the requirements of the first year of the agreement. A copy of the letter is filed as an exhibit to the Form 10-SB12G/A.

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

   The Company has not sold any franchises since its inception. The default provisions of the National Marketing Agreement have been waived by Treats Canada Corporation by way of letter, dated May 8, 2001 until December 31, 2002. A copy of this letter is filed as exhibit EX-20.9 to the Form 10-SB/12G/A.

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

   The second Treats store is located at the New Center One Building at 3031 West Grand Blvd., Suite 201, Detroit, Michigan 48212. The assets of the store are owned by the Company, but the premises are leased from an independent party. This Treats Store is operated by an independent party under the terms and conditions of a Letter Agreement dated June 24, 1997. The Letter Agreement ("Agreement") was cancelled and replaced by a new Operating Agreement, dated November 1, 2000. The agreement provides for certain restructuring of payments due the Company. The new agreement is filed as exhibit EX-20.4 to the Form 10-SB12G/A.
   The Independent operator is not a franchisee of the Treats franchise system and operates the store for his own profit/loss. Pursuant to the operating agreement (the "Agreement"), the operator is required to make certain monthly payments to the Company, which are listed below:

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

Not withstanding the above, there is a Memorandum of Understanding, dated DECEMBER 1, 1997, between the Company and Treats Canada Corporation which requires the Company to meet certain development criteria, as to which the Company is not in compliance (not having sold any franchises). The Memorandum of Understanding further (among other things) provides for a period of 30 months during which there are no fees due to Treats Canada Corporation by the Company, until May 30, 2000.
This Memorandum of Understanding was subsequently replaced by a letter from Treats Canada Corporation, dated October 21, 1999, whereby the default provisions of the Memorandum of Understanding dated
December 1, 1997 are waived until December 1, 2001. A copy of the letter is filed as exhibit EX-20.6 to the Form 10-SB12G/A. Additionally, the default provisions of the National Marketing License with respect to the development of a certain number of required Treats stores, have been waived by Treats Canada Corporation until December 31, 2002, at which time the company will be required to fulfill the requirement of the first year of the agreement. A copy of this letter is filed as an exhibit to the Form 10-SB12G/A.

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

The Right of First Refusal to develop Treats stores in the U.K.
requires the Company to comply with the following terms and conditions as per a Memorandum of Understanding, dated
January 5, 1968. A copy of the MEMORANDUM OF UNDERSTANDING is filed as exhibit EX-20.5 to the Form 10-SB12G/A.

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

A copy of the Memorandum of Understanding between Treats Canada
Corporation and the Company with respect to the 2,800,000 Class "A" Preference Shares is filed as exhibit EX-20.2 to the Form 10-SB12G/A.

On March 26, 1999, the Company's Board of Directors authorized a
25:1 reverse split of its common stock by way of a Board of Directors Resolution. On April 2, 1999, the Company advised the OTC Bulletin Board Coordinator, NASDAQ Market Operations accordingly by way of FAX transmission. On April 2, 1999 the OTC Bulletin Board Coordinator, NASDAQ Market Operations advised the Company's Stock Transfer Agent, Atlas Stock Transfer Corporation, of the issuance of a new CUSP # reflecting the reverse split. As a result of the reverse split, The original 9,505,000 shares of the Company's common stock issued October 6, 1997 were reduced to 380,200 shares. Par value of the common stock remained at $.0001 per share. The effect of the stock split has been recognized retroactively in the shareholders' equity accounts of the balance sheets as of February 28, 2001, and in all share and per share data in the accompanying financial statements and throughout the Form 10-SB12G/A and this report.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases two (2) retail store locations, which are identified as follows:

Treats Bakery Cafe, New Center One, 3031 West Grand Blvd., Suite
201, Detroit, Michigan 48202
This store is located in the General Motors Office Bldg.. The store consists of approximately 587 square feet and a storage room of approximately 122 square feet. Pursuant to the terms of the lease, the store operates from 8 AM - 6 PM Monday through
Friday. The assets of the store are    owned by the Company, but the
store is operated by an independent party for his own profit/loss pursuant to the terms and conditions of an operating agreement with the Company. The premises are leased from a non-affiliated party.
The store is being utilized for the preparation and sale of coffee and other beverages, baked snacks (muffins, brownies, cookies etc.), salads, sandwiches & soups to its customers. In addition, the store provides catering services to the tenants of building. The location of the store is well suited and adequate to accommodate the demands of the consuming public.


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








PERIOD ENDED                NOTE     LOW PRICE      HIGH PRICE
__________________________   ____     _________      __________

February           8, 1998     1       $12.50        $  12.50
May               31, 1998     1       $ 8.575       $  10.15
August            28, 1998     1       $ 7.80        $  10.15
November          30, 1998     1       $ 3.50        $   3.50
February          28, 1999     1       $ 1.25        $   1.25
May               31, 1999             $ 0.50        $   0.50
August            31, 1999             $ 0.375       $   0.375
November          30, 1999             $ 0.07        $   0.375
February          29, 2000             $ 0.02        $   0.15
May               31, 2000             $ 0.02        $   0.15
August            31, 2000             $ 0.02        $   0.375
November          30, 2000             $ 0.02        $   0.12
February          28, 2001             $ 0.01        $   0.01
June               4, 2001             $ 0.125       $   0.125


FOOT NOTES TO TABLE:

1. Stock prices have been adjusted giving retroactive effect to the 25:1 reverse split of the Company's common stock on March 26, 1999 for each quarter reported.

    High and low prices from February 28, 1998 to May 31, 2001 were provided via the Internet by CheckFree Investment Services Quote Server (http://qs.checkfreeinvsvcs.com/cgi-bin/qs) and/or AOL on line stock quotes.

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

THE DATE, TITLE AND AMOUNT OF SECURITIES SOLD.

On October 3, 1997, (the year of the Company's inception) the Company sold 380,200 shares of its Common Stock to private investors. The total share amounts of 380,200 have been adjusted giving retroactive effect to a reverse stock split of 25:1 of the Company's Common Stock on March 26, 1999.

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

On February 3, 1998, the Company acquired assets of a Treats store in Detroit, Michigan. The Company acquired the assets at a cost of $100,000 from Treats Canada Corporation. In exchange for the assets, 100,000 shares of Class "A" preferred shares were issued. The shares are convertible to common stock, subject to the approval of the Board of Directors of EMC Group, Inc. The assets are owned by EMC Group, Inc., but the premises are leased from an independent party. The store is operated by an independent party for his own profit/loss under the terms and conditions of an operating agreement ("The Agreement") with the Company. EMC Group, Inc. collects management fees from the party which operates the store.
The Class "A" preferred shares were not publicly offered. They were sold to Treats Canada Corporation, 418 Preston Street, Ottawa, Ontario, Canada and therefore believed to be exempt from Registration
There are a total of 2,800,000 Class "A" preferred shares outstanding, all of which are held by Treats Canada Corporation. The shares are non-voting. The shares are convertible to common stock, subject to approval by the Board of Directors of EMC Group, Inc. and upon conversion may not exceed 10% of the outstanding common stock of the Company. The conversion to common stock of 2,800,000 Class "A" Preferred Shares issued to Treats Canada Corporation are not affected by the Company's 25:1 reverse split of the company's common stock
March 26, 1999. The Class "A" Preferred stock may only be converted in whole at the option of Treats Canada Corporation subject to the approval of the company's board of directors, and may not exceed
10% of the issued common stock of the company.
There is no time limit as to when the Class "A" Preferred Stock may be converted.

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

(2)On April 6, 1999, the Company sold 1,895,000 shares of its common stock to private investors for a total of $419,500. The Company has collected $128,500 in cash and the balance of $291,000 was due
February 28, 2000 pursuant to promissory notes with subscribers.
The final due date of the promissory notes has been extended to June 9, 2001. Any unpaid shares underlying the promissory notes must be returned to the Company by June 9, 2001.

(3)On April 6, 1999, the Company issued 100,000 shares of its common stock to Visibility Consulting, Inc. at $.005 per share for a total of $500 in cash in consideration for services to be performed with respect to general consulting and project management in the areas of Investor Relations, Public Relations, Marketing, Internet Development (www.treatsusa.com) and Financial Communications. The share price was negotiated between the parties.

(4)On April 6, 1999, the Company issued 100,000 shares of its common stock to Power Media Group, Inc. at no charge for public/investor relation services to be rendered. Power Media Inc. was not prepared to pay a share price for the 100,000 shares issued for services to be rendered, since they already had paid $100,000 for 300,000 shares of the Company's common stock issued
April 6, 1999.
The public/investor relations between Power Media Group, Inc. and the Company ended July 15, 1999.

(5)On July 23, 1999, the Company issued 100,000 shares of its common stock to Talk Stock With Me, Inc. for public/investor relations to be performed at no cost (see also foot note 1). The agreement calls for a three (3) month term, with renewal options by either party. The Company did not renew its agreement with Talk Stock With Me. Inc.

The common shares were not publicly offered. They were sold to the persons/companies named above for services and the balance were subscribed for by cash investors who had no other significant relationships with the Company. The Company confirms that it only sold freely tradable shares" to accredited investors.
The Company relied on Rule 504 of Regulation D promulgated under the Securities Act of 1933 by the Securities and Exchange Commission, and therefore believed to be exempt from Registration.

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



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION.

The Company is experiencing a shortage of cash due to losses from continuing operations. While the company has been successful in reducing overall cost and increase sales, the company will require additional capital in the next four months in order to continue as a going concern. The Company expects to collect cash from its Stock Subscriptions Receivable of $291,000 by way of promissory notes which were due April 30, 2001. Management of the Company granted the subscribers a final extension to June 9, 2001. Any shares underlying the promissory notes not paid for, must be returned to the Company by June 9, 2001. The due date of the promissory notes have been extended several times since the Company's trading symbol "EMCB" was moved from the OTC Bulletin Board to the OTC November 17, 1999, since the Company did not attain a "no further comment" status from the SEC on its 10SB12G Registration filing of November 12, 1999, December 21, 1999 and May 12, 2001.

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


Management's Discussion and Analysis of Financial Condition and
Results of Operations.

FULL FISCAL YEARS
GENERAL

THE YEAR ENDED FEBRUARY 28, 2001 COMPARED TO THE YEAR ENDED
FEBRUARY 29, 2000.

The Company, in its third complete fiscal year, recorded total revenues from food & beverage sales, management fees and rent of $285,009 for the year ended February 28, 2001 when compared to revenues of $217,703 for the previous fiscal year. The increase of $67,306 is primarily due to the following:

Sales of food and beverage at the company owned and operated Treats store, located in Orlando, Florida increased by $76,235 or 46.90% to $238,755 for the year ended February 28, 2001 compared to $162,520 of previous fiscal year.

The Company had a net loss of $173,302 for the year ended
February 28, 2001 compared to $258,181 for the preceding fiscal year, a decrease of $85,194.

The decrease in net loss is  due to a combination of the following:
$40,000 was expensed as consulting fees paid with common stock during the fiscal year ended February 29, 2000 versus none (zero) for the year ended February 28, 2001 .

General and administrative expenses were $99,895 for the year ended February 28, 2001 compared to $135,079 for the comparable period of the previous year, a decrease of $35,184 or 26%. The reduction of G&A expenses are due to a reduced salary for the president of the Company, and short term rent abatements from landlord of the Treats Store, Detroit, Michigan.

Retail operating expenses were $105,758 for the year ended February 28, 2001 compared to $82,371 of the previous fiscal year. The increase is due to increased labor cost necessary to accommodate increased business levels.

The Company has not sold any franchises since the Company's inception.


RESULTS OF OPERATIONS

THE YEAR ENDED FEBRUARY 28, 2001 COMPARED TO THE YEAR ENDED
FEBRUARY 29, 2000.

Total revenue for the most recent fiscal year was $285,009 compared to $217,703 for the previous fiscal year, an increase of $67,306 or 30.90%.

The Company recorded Food & Beverage Sales of $238,755 compared to $162,520, an increase of $76,235 or 46.90% when compared to the previous year of operation.
The assets of the store are owned by the Company. However, the premises are leased from an independent third party.

The Company recorded Income from Management Fees of $17,952 compared to $25,848 for the previous year. The decrease is due to a waiver of certain fees the company charges the independent operator as a percentage of sales. The waiver was necessitated due to the fact that General Motors, the major tenant of the premises, moved to other facilities. The operating agreement giving effect to the waiver and other terms and conditions is incorporated as an exhibit in the company's Form 10-SB12G/A. The independent operator is not a Treats franchisee, but operates the store for his own profit/loss, subject to the terms and conditions of an operating agreement with the company. Therefore, appropriately, reported sales and other income and expenses and the effects therefrom with respect to the profitability of this store are not reported in the Company's financial statements. The assets of the store are owned by the company, however, the premises are leased from an independent party.

The independent operator, pursuant to the agreement, is required to make certain monthly payments to the Company, which consist of weekly/ monthly fees and monthly rent to Company.
The Company, being the lawful tenant, in turn pays landlord monthly rent for the leased premises.
Store rent collected from the independent operator for the fiscal year ended February 28, 2001 was $28,302 compared to $29,335 for the previous fiscal year. The decrease is due to a temporary decrease in basic rent the Landlord charges the Company for the leased premises pursuant to the provisions of the lease, which are passed on by the Company to the independent operator of the store.


Retail operating expenses were $105,758 for the F/Y ended February 28, 2001 compared to $82,371 of the previous year. The increase is primarily due to higher labor cost in order to accommodate increased business levels

Cost of food and beverage were $107,355 or 45% of sales when compared to $72,553 or 46.65% of sales for the previous year.

General and administrative expenses decreased to $99,895 for the current year compared to $135,079 of preceding year, a decrease of $35,184 or 26%. The Decrease is primarily due to a reduced salary for the president of the Company, reduced advertising expenses, and reduced professional fees.


LIQUIDITY AND CASH FLOW
Current liabilities increased from $4,605 of the previous year to $5,710 for the current year.

DEPRECIATION AND AMORTIZATION
Depreciation and Amortization decreased $893 from $146,393 of the previous year when compared to $145,500 for the F/Y ended
February 28, 2001.

DEBT TO EQUITY RATIO
The debt to equity ratio is insignificant at .0043 to 1. The ratio was .002 to 1 in the Company's year of inception.


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

On April 6, 1999, the company raised additional capital of $419,500 in cash and cash equivalents through the sale of 2,195,000 of the Company's common stock to various parties pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933 by the Securities and Exchange Commission. The Company has collected
$128,500 in cash. The balance of $291,000 covering 1,455,000 shares of the Company's Common Stock at $0.20 per share, were due
April 30, 2001 pursuant to Promissory Notes with subscribers. The final due date for payment of the Promissory Notes has been extended by the Company to June 9, 2001, since the Company's trading symbol EMCB was moved from the OTC Bulletin Board to the OTC. The Promissory Notes provide that any unpaid shares at $0.20 per share underlying the Promissory Notes be returned to the Company by June 9, 2001.

ANY MATERIAL COMMITMENT FOR CAPITAL EXPENDITURES AND
THE EXPECTED SOURCES OF FUNDS FOR SUCH EXPENDITURES;

The Company has not and does not expect to make any material commitment for capital expenditures.


ANY KNOWN TRENDS, EVENTS OR UNCERTAINTIES THAT HAVE
HAD OR THAT ARE REASONABLY EXPECTED TO HAVE A MATERIAL
IMPACTON THE NET SALES OR REVENUES OR INCOME FROM
OPERATIONS:

Income from management fees and administration fees the Company charges the independent operator of the Treats store, located in Detroit, Michigan are expected to decline based on a management agreement, dated November 1, 2000. General Motors, the major occupant of the office complex where the store is located moved to other facilities. The State of Michigan will commence moving into the vacated office space on or about July 1, 2001.
A copy of the Operating Agreement is filed as exhibit EX-20.4 to the Form 10-SB12G/A.


ANY SIGNIFICANT ELEMENTS OF INCOME OR LOSS THAT DO NOT
ARISE FROM THE SMALL ISSUER'S CONTINUING OPERATIONS;

The Company does not know of or expect any elements of income or loss that does not arise from continuing operations.


THE CAUSES FOR ANY MATERIAL CHANGES FROM PERIOD TO
PERIOD IN ONE OR MORE LINE ITEMS OF THE SMALL ISSUER'S
FINANCIAL STATEMENTS:

Balance sheet information:
Cash for the year ended February 28, 2001 decreased by $29,778 from $39,148 of the previous fiscal year compared to $9,370 for the current fiscal year.

Accounts receivable increased for the year ended February 28, 2001 from $3,173 of the preceding year to $3,408, a nominal increase of $235.
Current liabilities increased for the year ended February 28, 2001 from $4,605 of the preceding year to $5,710 for the current year, a nominal increase of $1,105.

Statement of Operations Information;
Management fees decreased for the year ended February 28, 2001 from $25,848 of the preceding year to $17,973. The decrease is due to a temporary waiver of management fees based on percentage of store sales, as well as restructuring of certain management/administration fees schedule.

Cost of food and beverages for the corporately owned and managed
Treats store were $107,355 or 45% of sales for the year ended
February 28, 2001 compared to $72,553 or 45% of sales for the previous year.

Retail operating expenses at the corporately owned and managed
Treats store for the year ended February 28, 2001 increased from $82,371 of the previous year to $105,758 for the year ended February 28, 2001. The increase is due to an increase in labor cost in order to accommodate increased business levels.

General and administrative expenses decreased $35,205 or 26% from $135,079 of the previous year to $99,874 for the year ended
February 28, 2001. The decrease is largely due to the reduced salary paid the president of the Company as well as reduced advertising and professional services expenses.

Consulting fees paid with common stock.
During the year ended February 29, 2000, the Company issued 100,000 shares of the Company's common stock to Power Media Group, Inc. on April 6, 1999 at no cost for public/investor relation services to be rendered. Additionally, the Company issued 100,000 shares of its common stock in July, 1999 to Talk Stock With Me, Inc. after the agreement with Power Media Group, Inc. expired. The stock was issued at no cost for public/investor relation services to be rendered. The value of the common stock issued of $40,000 is incorporated as an expense in the audited financial statements for the year ended February 29, 2000. There were no consulting fees paid with common stock during the year ended February 28, 2001.


Forward looking statement:
The Company is currently in discussions with potential investor(s) who are prepared to infuse additional capital investment into the Company. The Company believes that this undertaking might be completed by June 30, 2001. However, while the current discussions appear to be promising, readers and shareholders are cautioned that a positive conclusion of the negotiations may not materialize, and the Company makes no guarantees implied or otherwise of any kind regarding the eventual outcome of these negotiations.




ITEM 7.                        FINANCIAL STATEMENTS



                                 EMC GROUP, INC.

                              FINANCIAL STATEMENTS

                         YEARS ENDED FEBRUARY 28, 2001
                              AND FEBRUARY 29, 2000





Table of Contents                                                 PAGE
                                                                 NUMBER

Independent Auditor's Report                                         23
Financial Statements:
     Balance Sheets                                                  24
     Statements of Operations                                        25
     Statement of Changes in Stockholders' Equity                    26
     Statements of Cash Flows                                        26
     Notes to Financial Statements                                   27










                              INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
EMC Group, Inc.


We have audited the accompanying balance sheet of EMC Group, Inc., as of February 28, 2001 and February 29, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of EMC Group, Inc. as of February 28, 2001 and February 29, 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/  PARKS, TSCHOPP, WHITCOMB & ORR, P.A.



May 18, 2001




























EMC GROUP, INC.


Balance Sheets


February 28, 2001 and February 29, 2000


Assets
                                                         2001        2000
                                                     ___________  _________

Current assets:
   Cash                                              $     9,370     39,148
   Accounts receivable                                     3,408      3,173
   Inventory                                               4,267      3,575
   Prepaid expenses                                        1,491        828
                                                     ___________  _________

      Total current assets                                18,536     46,724


Property and equipment:
   Leasehold improvements                                 68,099     68,099
   Equipment                                              44,533     43,018
                                                     ___________  _________

                                                         112,632     111,17

    Less accumulated depreciation                         43,454     35,454
                                                     ___________  _________
     Net property and equipment                           69,178     75,663


Other assets:
    Marketing rights, net of accumulated
     amortization of $443,625 and
     $307,125 (note 2)                                 2,286,375  2,422,875
    Deposits and other assets                              2,283      3,286
                                                     ___________  _________

                                                     $ 2,376,372  2,548,548
                                                     ===========  =========









See accompanying notes to financial statements




                     Liabilities and Stockholders' Equity



                                                        2001        2000
                                                   ___________    ________
Current liabilities:
   Accounts payable                                $     3,582       3,451
   Accrued expenses                                      2,128       1,154
                                                   ___________    ________

        Total current liabilities                        5,710       4,605
Deposits                                                 4,400       4,400
                                                   ___________    ________

        Total liabilities                               10,110       9,005


Stockholder's equity:
   Preferred stock ($.0001 par value;                      280         280
     50 million shares authorized;
     2.8  million issued and
     outstanding)(note 2)
   Common stock($.0001 par value; 50 million
     shares authorized; 2,575,200 at                       258         258
     Feb. 29, 2000 and 380,200 shares
     issued and outstanding)
   Additional paid-in capital                        3,342,309   3,342,309
   Stock subscriptions receivable                     (291,000)   (291,000)
   Accumulated deficit                                (685,585)   (512,304)
                                                   ___________   _________

         Total stockholders' equity                  2,366,262   2,539,543
                                                   ___________   _________

                                                  $  2,376,372   2,548,548
                                                   ===========   ==========



See accompanying notes to financial statements



                                EMC GROUP, INC.


                            Statement of Operations



                                                    2001           2000
                                                ___________     __________
Sales:
    Food and beverage                           $   238,755       162,520
    Management fees                                  17,952        25,848
    Store rent                                       28,302        29,335
                                                ___________     _________

      Total sales                                   285,009       217,703

Expenses:

   Food and beverage                                107,355        72,553
   Retail store operating                           105,758        82,371
   General and administrative                        99,874       135,079
   Consulting fees paid with common stock               -          40,000
   Depreciation and amortization                    145,500       146,393
                                                ___________   ___________

      Total expenses                                458,487       476,396

Operating loss                                     (173,478)     (258,693)

Interest income                                         197           512
                                                ___________   ___________

      Net loss                                  $  (173,281)     (258,181)
                                                ===========   ===========

Loss per common share                           $     (0.07)        (0.12)
                                                ===========   ===========

Weighted average number of
      common shares outstanding                   2,575,200     2,209,367
                                                ===========   ===========

See accompanying notes to financial statements





                                    EMC GROUP, INC.

                       Statement of Changes in Stockholders' Equity

                    Years ended February 28, 2001 and February 29, 2000

                                                                     Additional      Stock
                                  Common Stock    Preferred Stock     Paid-in     Subscription   Accumulated
                                Shares   Amount   Shares    Amount    Capital  _    Receivable     Deficit       Total

Balances, February 28, 1999     380,200  $  38    2,800,000  $  280    2,833,029        -         (254,123)  2,629,224

Common stock issued for cash    540,000     54          -         -      128,446        -              -       128,500

Common stock issued
      for services              200,000     20         -         -        39,980        -              -        40,000

Common stock subscribed       1,455,000    146         -         -       290,854    (291,000)          -           -

Net loss                            -       -          -         -           -          -         (258,181)   (258,181)
                              _________   ____   _________  _______   __________    __________   _________  __________

Balances February 29, 2000    2,575,200    258   2,800,000     280     3,342,309    (291,000)     (512,304)  2,539,543

Net loss                           -        -         -          -           -          -         (173,281)   (173,281)
                              _________  _____   _________  _______   __________    __________    _________  __________

Balances February 28, 2001    2,575,200  $ 258   2,800,000     280     3,342,309    (291,000)     (685,585)  2,366,262
                              =========  =====   =========  =======   ==========    ==========    =========  ==========



See accompanying notes to financial statements








                               EMC GROUP, INC.

                             Statement of Cash Flows

               Years ended February 28, 2001 and February 29, 2000

                                                       2001          2000
                                                 _____________  ___________
Cash flows used in operating activities:
   Net loss                                        $ (173,281)    (258,181)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                    145,500      146,393
     Common stock issued for services                     -         40,000
     Net increase (decrease) in cash flow
         from changes in:
       Accounts receivable                               (235)      22,662
       Inventory                                         (692)         (97)
       Prepaid expenses                                  (663)         144
       Accounts payable                                   131      (17,070)
       Accrued expenses                                   974           -
       Other assets                                         3           -
                                                  ____________  ___________

         Net cash used in operating activities        (28,263)     (66,149)
                                                  ____________  ___________

Cash flows from investing activities;
   Collection of principal on note receivable             -
   Purchase of equipment                               (1,515)      (5,539)
                                                 _____________  ___________
        Net cash provided by (used) in
            investing activities                       (1,515)      (5,539)
                                                 _____________  ___________

Cash flows from financing activities:
   Issuance of common stock                               -        128,500
   Advances from officer                                  -        (22,254)
                                                 _____________  ___________

       Net cash provided by financing activities          -        106,246
                                                 _____________  ___________

Net increase (decrease) in cash                       (29,778)      34,558

Cash, beginning of period                              39,148        4,590
                                                 _____________ ____________

Cash, end of period                              $      9,370       39,148
                                                 ============  ============
Supplemental disclosure of cash flows
   information:
    Cash paid during the year of interest        $       -             280
                                                 ============   ===========





See accompanying notes to financial statements



Notes to Financial Statements

Years Ended February 28, 2001 and February 29, 2000



(1)Organization of Significant Accounting Policies

a)Company Activities

EMC Group, Inc. (the Company) is a Florida corporation and was formed March 3, 1997 to develop Treats restaurants in the United States. An agreement between the Company and Treats Canada Corporation provides for a 20-year territory exclusivity arrangement for the United States of America to develop Treats Bakeries, Treats Bakery Cafes, Treats International Coffee Emporiums and Treats Carts. The various concepts will be marketed collectively under the protected trade name "Treats". The Company currently owns and operates one store in Orlando, FL and is party to a management agreement for another store in Detroit, MI, in which the Company collects management fees and rental income.

b)Revenue Recognition

The principal sources of revenues are derived from restaurant sales from the Company-owned store, management fees and rental income, and the collection of franchise royalties, based on a percentage of the franchisee gross receipts and licensing fees. Income from royalties is recognized as earned. Revenue from licensing of a franchise is recognized when the franchise commences operations.

c)Inventory

Inventory consists of food and beverage products, which are valued at the lower of cost or market on a first-in, first-out basis.

d)Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using accelerated methods.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.


)
                          EMC GROUP, INC.
                             Continued

                    Notes to Financial Statements


(1)Organization of Significant Accounting Policies - (Continued)

e)Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f)Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

g)Fair Value of Financial Instruments

The carrying value of the Company's financial instruments approximates fair value due to the short-term nature of such assets. Deposits payable are not current; however, in the case of deposits, no defined maturity exists. As such, the carrying value and the fair value are assumed to be equal.

h)Credit Risks

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

i)Advertising Costs

The costs of advertising, promotion and marketing programs are charged to general and administrative expenses in the year incurred. Total advertising costs for the years ended
February 28, 2001 and February 29, 2000 were $834 and $7,136, respectively, and are included in the accompanying statements of operations.

j)New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB 101), "Revenue Recognition in Financial Statements."

(1)Organization of Significant Accounting Policies (Continued)

j)New Accounting Pronouncements (Continued)

SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2000.
The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

In April 2000, the Financial Accounting Standards Board issued
FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB Opinion
No. 25." Among other issued, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusion in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The implementation of this interpretation does not have a material impact on the Company's financial statements.

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is required to be adopted in years beginning after June 15, 2000. The Company does not hold derivative instruments or engage in hedging activities. The Company implemented
Statement 133 beginning in the first quarter of its fiscal year ending February 28, 2001, with no effect on its financial position, results of operations or cash flows.

(2)U.S. Marketing Rights

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



(2)U.S. Marketing Rights             (Continued)

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

Intangible assets are periodically reviewed by the Company for impairment where the fair value is less than the carrying value.

(3)Store Locations

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

(4)Stock Options and Stock Awards

On August 1, 1997, the Company adopted a compensatory common stock "Equity Incentive Plan". The plan is to provide directors, officers and certain key employees with additional incentives by increasing their ownership interest in the Company. Four million shares (4,000,000) of common stock have been reserved for issuance under the plan as either stock options or stock awards. Options granted under the plan may be either qualified or non-qualified as determined by the U.S. Internal Revenue Code. As of February 28, 2001, no options, whether qualified or non-qualified, have been granted nor have any shares been awarded as incentive compensation.

(5)Advances from Officer

During the fiscal year ended February 28, 1999, the Company's president provided various operating noninterest-bearing unsecured cash advances to the Company. The Company repaid the advances in full in April 1999.


EMC GROUP, INC.


(6)Lease Commitments

The Company leases facilities under operating lease agreements. For the years ended February 28, 2001 and February 29, 2000, rent expense was $47,570 and $44,259, respectively. Future minimum lease payments under the noncancellable leases for years ending February 28 are as follows:

2002
$    43,700
2003
43,700
2004
37,400
2005
27,600
2006
27,600

(7)Income Taxes

At February 28, 2001, the Company had a net operating loss carryforward for income tax purposes of approximately $800,000, which is available to offset future taxable income. The loss carryforward expires in the years beginning in 2014, unless it is utilized sooner. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(8)Stock Split

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

(9)Earnings (loss) per Share

Earnings (loss) per share of common stock in 2001 and 2000 were based on the weighted average number of shares outstanding during those periods, after giving effect to a 25:1 reverse stock split effective March 26, 1999 and retroactively applied.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no disagreements with Accountants on accounting and financial disclosure.


                                 PART III

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

CEO
Erhard
Sommer    98   14,400  14,400     None           None           None           None       None

Erhard
Sommer    99   12,000  12,000     None           None           None           None       None

Erhard
Sommer    00   38,000  38,000     None           None           None           None       None

Erhard
Sommer    01   22,000  22,000     None           None           None           None       None



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

A copy of The Memorandum of Understanding reflecting the underlying terms and conditions are filed as exhibit 20.2 to the Form
10-SB12G/A.

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
               632 Princess Louise Drive         Investor
               Orleans, Ontario K4A 2B7
               Canada




FOOT NOTES TO TABLE:

(1) When converted, based on the current outstanding number of 2,575,200 shares of the Company's Common Stock, the Class "A" Preferred Shares of 2,800,000 owned by Treats Canada Corporation, would account for 286,133 shares of the Company's Common Stock or 10% of the total of the then outstanding number of common stock of 2,861,330 after conversion.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


ITEM 13.   EXHIBITS AND REPORTS

The Company filed the below listed Exhibits and Reports in the Registration Statement 10-SB12G/A on May 16, 2001.

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

20.8             Treats Franchise Agreement

20.9 Treats waiver, dated May 8, 2001 regarding the required development of stores.


The following documents are filed as part of this report:

   1.  Financial Statements:

       Independent Auditor's Report
       Balance sheet
       Statement of Operations
       Statements of changes in Stockholders' Equity
       Statement of Cash Flows
       Notes to Financial Statements

     2.      Reports on Form 8-K:
       The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.





                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act ,the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EMC GROUP, INC.
                                       -----------------------
                                       (Registrant)



Date: June 7, 2001                    /s/ Erhard Sommer
                                      ----------------------
                                      (Signature)

                                      Erhard Sommer, President & CEO