Form 10KSB/A
period 2000-03-29
EMC GROUP INC /FL
filed 2001-06-18
CIK 1048151

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

Cost of food and were $72,553 or 44.64% of sales for the year ended February 29, 2000 compared to $83,535 or 50.60% of sales for the previous year, a decrease of 13.35% when compared to sales.
The decrease is primarily due to the introduction of new food and beverage items.


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


       /s/ Parks, Tschopp, Whitcomb & Orr, P.A.

       Parks, Tschopp, Whitcomb & Orr, P.A.


June 29, 2000





INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
EMC Group, Inc.

I have audited the accompanying balance sheets of EMC
Group, Inc., as of February 28, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year and initial period then ended. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, financial statements referred to above present fairly, in all material respects, the financial position of EMC Group, Inc. as of February 28, 1999 and 1998, and the results of its operations and its cash flows for the year and initial period then ended in conformity with generally accepted accounting principles.




/s/ David R. Ramos, CPA
David R. Ramos, CPA

July 13, 1999










                              EMC GROUP, INC.


                             Balance Sheets


                February 29, 2000 and February 28, 1999


Assets
                                                      2000         1999
                                                   __________  _________

Current assets:
   Cash                                            $   39,148      4,590
   Accounts receivable                                  3,173     25,835
   Inventory                                            3,575      3,478
   Prepaid expenses                                       828        972
                                                   __________  _________

      Total current assets                             46,724     34,875


Property and equipment:
   Leasehold improvements                              68,099     68,099
   Equipment                                           43,018     37,485
                                                   __________  _________

     Less accumulated depreciation                     35,454     26,580

     Net property and equipment                        75,663     79,004


Other assets:
   Organization cost, net of accumulated
     amortization of $3,083 and $2,068                  2,087      3,102
   Marketing rights, net of accumulated
     amortization of $307,125 and
     $170,625 (note 2)                              2,422,875  2,559,375
   Deposits                                             1,199      1,199
                                                   __________  _________

                                                   $2,548,548  2,677,555
                                                   ==========  =========


See accompanying notes to financial statements




                 Liabilities and Stockholders' Equity



                                                       2000      1999
                                                   __________  _________
Current liabilities:
   Accounts payable                                $    4,605     21,677
   Advances from officer (note 5)                         -       22,254
                                                   __________  _________

        Total current liabilities                       4,605     43,931

Deposits                                                4,400      4,400
                                                   __________  _________

        Total liabilities                               9,005     48,331


Stockholder's equity:
   Preferred stock ($.0001 par value;                     280        280
     50 million shares authorized;
2.8  million issued and
outstanding)(note 2)
   Common stock($.0001 par value; 50 million
     shares authorized; 2,575,200 at                      258         38
     Feb. 29, 2000 and 380,200 shares
     issued and outstanding)
   Additional paid-in capital                       3,342,309  2,883,029
   Stock subscriptions receivable                    (291,000)      -
   Accumulated deficit                               (512,304)  (254,123)
                                                   __________  __________

         Total stockholders' equity                 2,539,543  2,629,224
                                                   __________  __________

                                                   $2,548,548  2,677,555
                                                   ==========  ==========



See accompanying notes to financial statements



                                EMC GROUP, INC.


                            Statement of Operations



                                                  2000           1999
                                                __________     _________
Sales:
    Food and beverage                          $   162,520       165,049
    Management fees                                 25,848        49,506
    Store rent                                      29,335        28,357
                                                __________     _________

      Total sales                                  217,703       242,912


Expenses:

   Food and beverage                                72,553        83,535
   Retail store operating                           82,371        91,637
   General and administrative                      135,079       104,167
   Consulting fees paid with common stock           40,000           -
   Depreciation and amortization                   146,393       149,366
                                                __________   ___________

      Total expenses                               476,396       428,705

Operating loss                                    (258,693)     (185,793)

Interest income                                        512           127
                                                __________   ___________

      Net loss                                  $ (258,181)     (185,666)
                                                ==========   ===========

Loss per common share                           $     (.12)         (.49)
                                                ==========   ===========

Weighted average number of
      common shares outstanding                  2,209,367       380,200
                                                ==========   ===========

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
                              =========  =======  ========= =======  ============   =========    =========== ==========






See accompanying notes to financial statements






                               EMC GROUP, INC.

                             Statement of Cash Flows

               Years ended February 29, 2000 and February 28, 1999

                                                     2000        1999
                                                ____________  _________
Cash flows used in operating activities:
   Net loss                                      $ (258,181)   (185,666)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                  146,393     149,366
     Common stock issued for services                40,000        -
     Net increase (decrease) in cash flow
         from changes in:
       Accounts receivable                           22,662     (25,061)
       Inventory                                        (97)       (484)
       Prepaid expenses                                 144        (138)
       Accounts payable                             (17,070)     21,025
                                                 ___________  _________

         Net cash used in operating activities      (66,149)    (40,958)

Cash flows from investing activities;
   Collection of principal on note receivable           -         8,713
   Purchase of equipment                             (5,539)     (1,266)
                                                 ___________  _________
        Net cash provided by (used) in
            investing activities                     (5,539)      7,447
                                                 ___________  _________
Cash flows from financing activities:
   Issuance of common stock                         128,500        -
   Advances from officer                            (22,254)     22,254
                                                 ___________  _________

       Net cash provided by financing activities    106,246      22,254
                                                 ___________  _________

Net increase (decrease) in cash                      34,558     (11,257)

Cash, beginning of period                             4,590      15,847
                                                 ___________  _________

Cash, end of period                              $   39,148  $    4,590
                                                 ===========  =========
Supplemental disclosure of cash flows
   information:
    Cash paid during the year of interest        $      280  $     -
                                                 ===========  =========





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

i) Long-lived assets

The Company reviews its long-lived assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. If factors indicate that long-lived assets have been impaired, the Company uses an estimate of the remaining value of the long-lived assets in measuring recoverability. Unrecovered amount amounts are charged to operations in the current period.
There has been no impairment reflected in the accompanying financial statements.
                                                           (Continued)


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