Form 10QSB/A
period 2000-05-31
EMC GROUP INC /FL
filed 2001-06-18
CIK 1048151

UNITED STATES

                SECURITIES AND EXCHANGE COMMSSION

                           WASHINGTON, D.C.





                             FORM 10-QSB/A

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

       Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

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

                    PART I. FINANCIAL INFORMATION

              ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS



                                EMC GROUP, INC.

                                BALANCE SHEETS

                                   ASSETS

                                                                May 31,
                                              February 29        2000
                                                  2000        (unaudited)
                                              -----------      ----------
Current assets:
  Cash                                       $     39,148         29,464
  Accounts receivable                               3,173          1,955
  Inventory                                         3,575          3,918
  Prepaid expenses                                    828          3,748
                                              -----------      ---------
           Total current assets                    46,724         39.085

Property and Equipment:
  Leasehold improvements                           68,099         68,099
  Equipment                                        43,018         43,458
                                              -----------      ---------
                                                  111,117        111,557

           Less accumulated depreciation           35,454         37,454
                                              -----------      ---------

Net property and equipment                         75,663         74,103

Other assets:
  Organization costs, net of accumulated
   amortization of $3,083 and $3,333                2,087          1,837
  Marketing rights, net of accumulated
   amortization of $307,125 and $341,250        2,422,875      2,388,750
  Deposits                                          1,199          1,196
                                              -----------      ---------
                                              $ 2,548,548      2,504,971
                                              ===========      =========






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

(C) Subsequent Events
There are no subsequent events to report other than those reported in this filing.

PART I. FINANCIAL INFORMATION
Item 2 Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS
FOR THE FIRST THREE (3) MONTHS (INTERIM PERIOD) ENDED MAY 31, 2000.
GENERAL
The Company had a net loss of $45,662 for the first quarter of its current fiscal year compared to a net loss of $54,692 for the comparable period of the previous fiscal year. Total revenues were $61,803 for the first quarter of the company's current fiscal year versus $57,990 for the first quarter of the previous fiscal year. Sales were $61,803 for the first quarter of the company's current fiscal year compared to $57,990 for the comparable period of the preceding year. Included in sales for the first quarter of the current fiscal year are food and beverage sales of $47,893, management fees of $$6,576 and rent of $7,334 for the first quarter of the Company's current fiscal year versus food and beverage sales of $44,511, management fees of $6,145 and rent of $7,333 for the comparable period of the previous year.
Head office and administrative expenses were $23,601 for the first quarter of the current fiscal year compared to $26,796 for the comparable period of the preceding year, a decrease of 20% or $3,195. Cost of food and beverage were $21,379 for the first quarter of the current fiscal year versus $20,225 for the first quarter of the previous year. The increase is due to increased sales of food and beverages. Retail store operating expenses were $26,216 for the first quarter of the company's current fiscal year versus $28,357 for the first quarter of the previous year. Retail operating expenses include all labor cost. The assets of this store are owned by the Company, however, the premises are leased from an independent third party.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Pursuant to Section 15 of Article II of the Company's By-Laws, the Company took action without a meeting subject to consent in writing during the months of April and May 2000. Shareholders of the Company were informed in writing via mail of the following consent action:
Pursuant to Chapter 607, Florida Statutes, this is to advise you, as a shareholder of EMC Group, Inc., that shareholders owning a majority of the common shares of EMC Group, Inc. ("the Corporation") have, by written consent, taken the following actions as the actions of the shareholders of the Corporation:

(1) Authorizing the amendment of the Articles of Incorporation of the
(2) Corporation to (a) provide for the increase in the authorized common shares of the Corporation to 50,000,000 shares; (b) provide that the number of authorized shares shall not be decreased as a result of any future share combinations; and (c) establish the rights and preferences of the holders of preferred shares.

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

 Date __June 7, 2001___________

                                     _/s/Erhard Sommer_________________
                                     (Signature)*
                                     Erhard Sommer, President & CEO

 Date _______________________________

                                     ___________________________________
                                     (Signature)*