Form 10QSB/A
period 2000-08-31
EMC GROUP INC /FL
filed 2001-06-18
CIK 1048151

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
                           Registrant

     FLORIDA                                          05-9346551
State of incorporation                           (IRS Employer number)

                  ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:

                        346 Tanager Court
                      Lakeland, Florida 33803
                      Telephone: 863-619-6353

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $0.0001 par value per share, 50,000,000 authorized , 2,575,200 issued and outstanding as of May 31, 2000. Preferred
Non-Voting Stock, $0.0001 par value per share, 50,000,000 authorized, 2,800,000 shares issued and outstanding as of August 31, 2000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS


                                EMC GROUP, INC.

                                BALANCE SHEETS

                                   ASSETS

                                                 August 31
                                                    2000     February 29
                                                (unaudited)     2000
                                                -----------  -----------
Current assets:
  Cash                                          $    14,146       39,148
  Accounts receivable                                 3,986        3,173
  Inventory                                           4,367        3,575
  Prepaid expenses                                    2,952          828
                                                -----------    ---------
           Total current assets                      25,451       46,724

Property and Equipment:
  Leasehold improvements                             68,099       68,099
  Equipment                                          43,458       43,018
                                                -----------    ---------
                                                    112,633      111,117

           Less accumulated depreciation             39,454       35,454
                                                -----------    ---------

Net property and equipment                           73,179       75,663

Other assets:
  Organization costs, net of accumulated
   amortization of $3,582 and $3,083                  1,589        2,087
  Marketing rights, net of accumulated
   amortization of $375,375 and $307,125          2,354,625    2,422,875
  Deposits                                            1,199        1,199
                                                -----------    ---------
                                                $ 2,456,039    2,548,548
                                                ===========    =========






See accompanying notes to financial statements. (Continued)



                               EMC GROUP, INC.

                          BALANCE SHEETS - Continued

                    Liabilities and Stockholders' Equity


                                                 August 31,
                                                    2000     February 29,
                                                (unaudited)     2000
                                                -----------   ----------
Current liabilities:
   Accounts payable                             $     7,470        4,605
                                                -----------   ----------

          Total current liabilities                   7,470        4,605

   Deposits                                           4,400        4,400
                                                -----------   ----------
           Total liabilities                         11,870        9,005

Stockholders' equity:
Preferred stock ($.0001 par value; 50 million           280          280
   shares authorized; 2.8 million issued and
   outstanding)
Common stock ($.0001 par value; 50 million              258          258
   shares authorized; 2,575,200 shares
   issued and outstanding)
Additional paid-in capital                        3,342,309    3,342,309
Stock subscriptions receivable                     (291,000)    (291,000)
Accumulated deficit                                (607,677)    (512,304)
                                                -----------    ---------

           Total stockholders' equity             2,444,169    2,539,543
                                                -----------   ----------
                                                $ 2,456,039    2,548,548
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
                                       ===========  =========   ==========   ==========




See accompanying notes to financial statements




                             EMC GROUP, INC.

                       Statements of Cash Flows

                                                      Six months ended
                                                          August 31
                                                  --------------------
                                                      2000       1999
                                                 (Unaudited) (Unaudited)
                                                 -----------  --------
Cash flows used in operating activities:
   Net loss                                       $ (95,378)  (164,537)
   Adjustments to reconcile net loss to net
    cash operating activities:
      Depreciation and amortization                  72,750     74,686
      Common stock issued for services                          40,000
      Net increase (decrease) in cash flow
      from changes in:
           Accounts receivable                         (828)    21,317
           Inventory                                   (792)     (807)
           Prepaid expenses                          (2,124)      163
           Accounts payable                           2,841   (13,289)
                                                 ----------   --------

          Net cash used in operating activities     (23,531)  (42,467)
                                                 ----------   --------

Cash flows from investing activities:

   Collection of principal on note receivable         -        (2,179)
   Purchase of equipment                           (1,572)     (2,895)
                                                 ----------   --------

           Net cash provided (used) in investing
                       activities                  (1,572)     (5,074)
                                                 ----------   --------
Cash flows from financing activities:

   Issuance of common stock                           -       128,500
   Advances from officer                              -       (22,254)
                                                 ---------  ---------

      Net cash provided by financing activities       -       106,246
                                                 ---------  ---------

Net increase (decrease) in cash                   (25,103)     58,705

Cash, beginning of period                          39,198       4,590
                                                 ---------  ---------

Cash at end of period                            $ 14,146   $  63,295
                                                 =========  =========
Supplemental disclosure of cash flows
   information:
Cash paid during the year for interest           $    -     $     280
                                                 =========  =========


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

PART I. FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS
FOR THE THREE (3) MONTHS (INTERIM PERIOD) ENDED AUGUST 31, 2000.

GENERAL

The Company had a net loss of $47,644 for the second quarter of its current fiscal year compared to a net loss of $89,845 for the comparable period of the previous fiscal year. Total sales were $76,892 for the second quarter of the company's current fiscal year versus $50,440 for the comparable period of the previous fiscal year. Included in sales for the second quarter of the company's current fiscal year are food and beverage sales of $62,820, management fees of $$6,738 and rent of $7,334 versus food and beverage sales of $37,055, management fees of $6,051 and rent of $7,334 for the comparable period of the previous year.
Head office and administrative expenses were $31,078 for the second quarter of the current fiscal year compared to $45,188 for the comparable period of the preceding year, a decrease of 32% or $14,110 Head office and administrative expenses include three monthly rent payments for a total of $7,334 the company pays as the lawful tenant to landlord for the Treats store premises located in Detroit, Michigan The cost of rent is the same amount the company collects from the ndependent operator of this store. The independent operator is not a Treats franchisee, but operates the store for his own profit/loss, subject to the terms and conditions of an operating agreement with the company. The assets of the store are owned by the company, however, the premises are leased from an independent party.
Cost of food and beverage were $28,850 or 46% of sales for the second quarter of the current fiscal year versus $16,296 or 44% of sales for the second quarter of the previous year. Retail store operating expenses were $28,297 for the second quarter of the company's current fiscal year versus $21,622 for the comparable period of the preceding year.
The increase is due to an increase in labor cost in order to accommodate increased food and beverage sales of 52.50%. Retail operating expenses include all labor cost. The assets of this store are owned by the Company, however, the premises are leased from an independent third party.
Depreciation and amortization were $36,375 for the second quarter compared to $37,343 for the comparable period of the previous year.


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

   (b) Not applicable.

   (c) The company has not sold any securities during the second quarter of its current fiscal year.
(
   d) Not applicable.

Item 3. Defaults Upon Senior Securities
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits
        None

    (b) Reports on Form 8-K
        8-K filed May 8, 2001 resignation of the company's auditor. 8-K/A filed June 8, 2001 appointment of new accounting firm.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    _EMC GROUP, INC.
                                    (Registrant)


Date __June 16, 2001___________


                                    _/s/Erhard Sommer_________________
                                    (Signature)*
                                    Erhard Sommer, President & CEO

Date _______________________________

                                    ___________________________________
                                    (Signature)*