Form 10QSB/A
period 2000-11-30
EMC GROUP INC /FL
filed 2001-06-18
CIK 1048151

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
                             (Registrant)
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

                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS


                            EMC GROUP, INC.

                            BALANCE SHEETS

                                ASSETS

                                              November 30
                                                  2000      February 29
                                              (unaudited)      2000
                                              -----------   -----------
Current assets:
  Cash                                       $      7,041        39,148
  Accounts receivable                               6,141         3,173
  Inventory                                         3,750         3,575
  Prepaid expenses                                  2,317           828
                                              -----------   -----------
           Total current assets                    19,249        46,724

Property and Equipment:
  Leasehold improvements                           68,099        68,099
  Equipment                                        44,534        43,018
                                              -----------   -----------
                                                  112,633       111,117

        Less accumulated depreciation              41,454        35,454
                                              -----------   -----------

Net property and equipment                         71,179        75,663

Other assets:
  Organization costs, net of accumulated
   amortization of $3,832 and $3,083                1,338         2,087
  Marketing rights, net of accumulated
   amortization of $409,500 and $307,125        2,320,500     2,422,875
  Deposits                                          1,199         1,199
                                              -----------    ----------
                                              $ 2,413,461     2,548,548
                                              ===========    ==========






See accompanying notes to financial statements. (Continued)



                           EMC GROUP, INC.

                       BALANCE SHEETS - Continued

                 Liabilities and Stockholders' Equity


                                               November 30,
                                                   2000     February 29,
                                                (unaudited)      2000
                                               ------------   ----------
Current liabilities:
   Accounts payable                            $      9,154        4,605
                                                -----------   ----------

          Total current liabilities                   9,154        4,605
   Deposits                                           4,400        4,400
                                                -----------   ----------
           Total liabilities                         13,554        9,005

Stockholders' equity:
Preferred stock ($.0001 par value; 50 million           280          280
   shares authorized; 2.8 million issued and
   outstanding
Common stock ($.0001 par value; 50 million              258          258
   shares authorized; 2,575,200 shares issued
   and outstanding)
Additional paid-in capital                        3,342,309    3,342,309
Stock subscriptions receivable                     (291,000)    (291,000)
Accumulated deficit                                (651,940)    (512,304)
                                                -----------   ----------

           Total stockholders' equity             2,399,907    2,539,543
                                                -----------   ----------
                                                $ 2,413,461    2,548,548
                                                ===========   ==========




See accompanying notes to financial statements




                                     EMC GROUP, INC.

                                 Statement of Operations

                                           Three months ended     Nine months ended
                                              November 30             November 30
                                        ----------------------  -----------------------
                                           2000       1999         2000        1999
                                       (Unaudited)  Unaudited)  (Unaudited) (Unaudited)
                                       -----------  ----------  ----------  -----------
Sales:
   Food and beverage                   $    65,000     37,799      175,692      119,365
   Management fees                           1,938      6,707       15,253       18,904
   Store rent                                6,921      7,334       21,588       22,001
                                       -----------  ---------   ----------   ----------
            Total sales                     73,859     51,840      212,533      160,271
Expenses:
   Food and beverage                        29,940     17,291       80,170       53,812
   Retail store operating                   27,490     17,874       79,803       60,802
   General and administrative               24,295     28,773       83,223      107,810
   Fees paid with common stock                 -          -            -         40,000
   Depreciation and amortization            36,375     37,343      109,125      112,029
                                       -----------  ---------   ----------   ----------

            Total expenses                 118,100    101,281      352,321      374,452

Operating loss                             (44,241)   (49,441)    (139,789)    (214,181)

Interest income                                 23        170          192          373
                                       -----------  ---------   ----------   ----------

            Net loss                   $   (44,219)   (49,271)    (139,597)    (213,808)
                                       ===========  =========   ==========   ==========

Loss per common share                  $     (.07)     (.08)         (.07)        (.13)
                                       ===========  =========   ==========   ==========

Weighted number of common shares
outstanding                                643,800    643,800    1,931,400    1,660,617
                                       ===========  =========   ==========   ==========




See accompanying notes to financial statements




                             EMC GROUP, INC.

                        Statements of Cash Flows

                                                   Nine months ended
                                                      November 30
                                                  ------------------
                                                    2000       1999
                                                 (Unaudited) (Unaudited)
                                                 -----------  ---------
Cash flows used in operating activities:
   Net loss                                       $(139,597)   (213,808)
   Adjustments to reconcile net loss to net
    cash operating activities:
      Depreciation and amortization                 109,125     112,029
      Common stock issued for services                  -        40,000
      Net increase (decrease) in cash flow from
      changes in:
           Accounts receivable                       (2,982)     23,958
           Inventory                                   (175)       (320)
           Prepaid expenses                          (1,489)        972
           Accounts payable                           4,476     (18,965)
                                                  ----------  ---------

            Net cash used in operating activities   (30,642)    (56,133)
                                                  ----------  ---------

Cash flows from investing activities:

   Collection of principal on note receivable           -        (4,764)
   Purchase of equipment                             (1,514)     (3,695)
                                                  -----------  ---------

           Net cash provided (used) in investing
                       activities                    (1,514)     (8,459)
                                                  ----------  ----------
Cash flows from financing activities:

   Issuance of common stock                             -       128,500
   Advances from officer                                -       (22,254)
                                                  ----------  ---------

       Net cash provided by financing activities        -       106,246
                                                  ----------  ---------

Net increase (decrease) in cash                     (32,157)     41,654

Cash, beginning of period                            39,198       4,590
                                                  ----------  ---------

Cash at end of period                            $    7,041   $  46,244
                                                  ==========  =========
Supplemental disclosure of cash flows information:
Cash paid during the year for interest           $     -      $     280
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

                     PART I. FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis or Plan of Operation RESULTS OF OPERATIONS
FOR THE THREE (3) MONTHS (INTERIM PERIOD) ENDED NOVEMBER 30, 2000.
GENERAL
The Company had a net loss of $44,219 for the third quarter of its current fiscal year compared to a net loss of $49,271 for the comparable period of the previous fiscal year. Total sales were $73,859 for the third quarter of the company's current fiscal year versus $51,840 for the comparable period of the previous fiscal year. Included in sales for the third quarter of the company's current fiscal year are food and beverage sales of $65,000, management fees of $1,938 and rent of $6,921 versus food and beverage sales of $37,799, management fees of $6,707 and rent of $7,334 for the comparable period of the previous year.
Head office and administrative expenses were $24,295 for the third quarter of the current fiscal year compared to $28,773 for the comparable period of the preceding year, a decrease of 16% or $4,478. Head office and administrative expenses include three monthly rent payments for a total of $7,334 the company pays as the lawful tenant to landlord for the Treats store premises located in Detroit, Michigan. The cost of rent exceeded rent income the company collects from the independent operator of the Treats store, Detroit, Michigan, by $413 for which landlord issued a credit to the company in April 2001. Management fees the company collects from the independent operator decreased from $6,707 for the third quarter of the pervious year by $4,769 to $1,938 for the comparable period of the current fiscal year. The decrease is due to a waiver of certain fees the company charges the independent operator as a percentage of sales. The waiver was necessitated due to the fact that General Motors, the major tenant of the premises, commenced moving to other facilities. The operating agreement giving effect to the waiver and other terms and conditions is incorporated as an exhibit in the company's Form 10-SB12G/A. The independent operator is not a Treats franchisee, but operates the store for his own profit/loss, subject to the terms and conditions of an operating agreement with the company. The assets of the store are owned by the company, however, the premises are leased from an independent party.
Cost of food and beverage were $29,940 or 46% of sales for the third quarter of the current fiscal year versus $17,291 or 45.75% of sales for the third quarter of the previous year. Retail store operating expenses were $27,490 for the third quarter of the company's current fiscal year versus $17,874 for the comparable period of the preceding year. The increase is due to an increase in labor cost in order to accommodate increased food and beverage sales of 72%. Retail operating expenses include all labor cost. The assets of this store are owned by the Company, however, the premises are leased from an independent third party.
Depreciation and amortization were $36,375 for the second quarter compared to $37,343 for the comparable period of the previous year.

LIQUIDY AND CASH FLOW FOR THE THIRD QUARTER OF THE CURRENT FISCAL YEAR COMPARED TO THE SAME PERIOD OF THE PREVIOUS YEAR.
During the nine months ended November 30, 2000, the company did not achieve a positive cash flow from operations. Accordingly, the company continues to rely on cash on hand.
While the company has been successful in reducing overall cost and increase income, the company will require additional capital in the next six months in order to continue as a going concern.
The Company was able to meet its daily cash requirements due to the following: On April 6, 1999, the company raised additional capital of $419,500 in cash and cash equivalents through the sale of 2,195,000 of the Company's common stock to various parties pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933 by the Securities and Exchange Commission. The Company has collected
$128,500 in cash. The balance of $291,000 covering 1,455,000 shares of the Company's Common Stock at $0.20 per share, were due February 28, 2000 pursuant to Promissory Notes with subscribers. The due date for payment of the Promissory Notes was extended by the Company to April 30, 2001, since the Company's trading symbol "EMCB" was moved from the OTC Bulletin Board to the OTC. The Promissory Notes provide that any unpaid shares underlying the Promissory Notes be returned to the Company by April 30, 2001.

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