Form 10QSB
period 2001-05-31
EMC GROUP INC /FL
filed 2001-06-21
CIK 1048151

UNITED STATES
                    SECURITIES AND EXCHANGE COMMSSION
                           WASHINGTON, D.C.

                            FORM 10-QSB/A
       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      AND EXCHANGE ACT OF 1934

            For the quarterly period ended May 31, 2001
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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $0.0001 par value per share, 50,000,000 authorized , 2,575,200 issued and outstanding as of May 31, 2001. Preferred
Non-Voting Stock, $0.0001 par value per share, 50,000,000 authorized, 2,800,000 shares issued and outstanding as of May 31, 2001.

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

                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS



                            EMC GROUP, INC.

                            BALANCE SHEETS

                                ASSETS

                                                        May 31
                                              -------------------------
                                                  2001         2000
                                              (unaudited)   (unaudited)
                                              -----------   -----------
Current assets:
  Cash                                       $      4,012        29,513
  Accounts receivable                               3,408         1,940
  Inventory                                         6,334         3,918
  Prepaid expenses                                  4,910         3,749
                                              -----------   -----------
           Total current assets                    18,664        39,120

Property and Equipment:
  Leasehold improvements                           68,099        68,099
  Equipment                                        44,534        43,458
                                              -----------   -----------
                                                  112,633       111,557

        Less accumulated depreciation              45,454        37,454
                                              -----------   -----------

Net property and equipment                         67,179        74,103

Other assets:
  Marketing rights, net of accumulated
   amortization of $477,750 and $341,250        2,252,250     2,388,750
  Deposits and other assets                         2,033         3,033
                                              -----------    ----------
                                              $ 2,340,126     2,505,007
                                              ===========    ==========






See accompanying notes to financial statements. (Continued)



                           EMC GROUP, INC.

                       BALANCE SHEETS - Continued

                 Liabilities and Stockholders' Equity


                                                         May 31,
                                               -------------------------
                                                   2001         2000
                                                (unaudited)   (unaudited)
                                               ------------   ----------
Current liabilities:
   Accounts payable                            $      7,107        7,318
   Accrued expenses                                   1,878        1,443
                                                -----------   ----------

          Total current liabilities                   8,985        8,761

   Deposits                                           4,400        4,400
                                                -----------   ----------
           Total liabilities                         13,385       13,161

Stockholders' equity:
Preferred stock ($.0001 par value; 50 million           280          280
   shares authorized; 2.8 million issued and
   outstanding
Common stock ($.0001 par value; 50 million              258          258
   shares authorized; 2,575,200 shares issued
   and outstanding)
Additional paid-in capital                        3,342,309    3,342,309
Stock subscriptions receivable                     (291,000)    (291,000)
Accumulated deficit                                (725,106)    (560,001)
                                                -----------   ----------

           Total stockholders' equity             2,326,741    2,491,845
                                                -----------   ----------
                                                $ 2,340,126    2,505,007
                                                ===========   ==========




See accompanying notes to financial statements




                          EMC GROUP, INC.

                     Statement of Operations



                                          Three months ended
                                                May 31
                                        ----------------------

                                           2001       2000
                                       (Unaudited)  Unaudited)
                                       -----------  ----------
Sales:
   Food and beverage                   $    70,344     41,871
   Management fees                           2,700      6,576
   Store rent                                6,714      7,334
                                       -----------  ---------
            Total sales                     79,757     61,781
Expenses:
   Food and beverage                        30,089     21,380
   Retail store operating                   28,989     24,017
   General and administrative               23,827     27,850
   Depreciation and amortization            36,375     36,375
                                       -----------  ---------

            Total expenses                 119,280    109,621

Operating loss                             (39,523)   (47,840)
Interest income                                  1        106
                                       -----------  ---------

            Net loss                   $   (39,522)   (47,734)
                                       ===========  =========

Loss per common share                  $      (.02)     (.02)
                                       ===========  =========

Weighted number of common shares
outstanding                              2,575,200  2,209,367
                                       ===========  =========




See accompanying notes to financial statements




                             EMC GROUP, INC.

                        Statements of Cash Flows

                                                   Three months ended
                                                         May 31
                                                  ------------------
                                                    2001       2000
                                                 (Unaudited) (Unaudited)
                                                 -----------  ---------
Cash flows used in operating activities:
   Net loss                                       $( 39,522)    (47,734)
   Adjustments to reconcile net loss to net
    cash operating activities:
      Depreciation and amortization                  36,125      36,125

      Net increase (decrease) in cash flow from
      changes in:
           Accounts receivable                          -         1,218
           Inventory                                 (2,067)       (344)
           Prepaid expenses                          (2,318)     (2,920)
           Accounts payable                           3,524      (3,867)
           Accrued expenses                               1         538
                                                  ----------  ---------

            Net cash used in operating activities    (4,258)     (9,247)
                                                  ----------  ---------

Cash flows from investing activities:

   Collection of principal on note receivable           -            -
   Purchase of equipment                                -          (438)
                                                  -----------  --------

           Net cash provided (used) in investing
                       activities                       -          (438)
                                                  ----------  ---------
Cash flows from financing activities:

   Issuance of common stock                              -          -
   Notes receivable                                  (1,100)        -
                                                  ----------  ---------

       Net cash provided by financing activities     (1,100)        -
                                                  ----------  ---------

Net increase (decrease) in cash                      (5,358)     (9,685)

Cash, beginning of period                             9,370      39,198
                                                  ----------  ---------

Cash at end of period                            $    4,012   $  29,513
                                                  ==========  =========
Supplemental disclosure of cash flows
information:
Cash paid during the year for interest           $      -     $     -
                                                  ==========  =========


See accompanying notes to financial statements


                          EMC GROUP, INC.
                     Notes to Financial Statements

(A) Presentation of Unaudited Financial Statements
The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and foot notes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of May 31, 2001, and results of operations for the three months ended May 31, 2001 and 2000, and cash flows for the three months ended May 31, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(B) Sales to Major Customers
During the three months ended May 31, 2001 and 2000, no customer accounted for more than 10% of total revenue.

(C) Reclassification
Certain prior year amounts have been reclassified to conform with the current period presentation.

(D) Subsequent Events
   1. The Company negotitated the conversion of 2,800,000 Preference Shares to common shares with Treats Canada Corporation. This event was reported in the Form 8-K filed with the Securities and Exchange Commission June 14, 2001.
   2 The company negotiated cash payments of $29,100 on its subscriptions receivable on a best effort basis. This event was reported in the Form 8-K with the Securities and Exchange Commission June 18, 2001


                     PART I. FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis or Plan of Operation RESULTS OF OPERATIONS
FOR THE THREE (3) MONTHS (INTERIM PERIOD) ENDED MAY 31, 2001.
GENERAL
The Company had a net loss of $39,522 for the First quarter of its current fiscal year compared to a net loss of $47,734 for the comparable period of the previous fiscal year. Total sales were $79,757 for the first quarter of the company's current fiscal year versus $61,781 for the comparable period of the previous fiscal year. Included in sales for the first quarter of the company's current fiscal year are food and beverage sales of $70,344, management fees of $2,700 and rent of $6,714 versus food and beverage sales of $41,871, management fees of $6,576 and rent of $7,334 for the comparable period of the previous year.
General and administrative expenses were $23,827 for the first quarter of the current fiscal year compared to $27,850 for the comparable period of the preceding year, a decrease of 14.50% or $4,023

Management fees the company collects from the independent operator of the Treats store, Detroit, Michigan decreased from $6,576 for the first quarter of the pervious year by $3,876 to $2,700 for the comparable period of the current fiscal year.
The decrease is due to a waiver of certain fees the company charges the independent operator as a percentage of sales. The waiver was necessitated due to the fact that General Motors, the major tenant of the premises, commenced moving to other facilities. The operating agreement giving effect to the waiver and other terms and conditions is incorporated as an exhibit in the company's Form 10-SB12G/A. The independent operator is not a Treats franchisee, but operates the store for his own profit/loss, subject to the terms and conditions of an operating agreement with the company. The assets of the store are owned by the company, however, the premises are leased from an independent party.
Cost of food and beverage were $30,089 or 42.80% of sales for the first quarter of the current fiscal year versus $21,380 or 51% of sales for the first quarter of the previous year. Retail store operating expenses were $28,989 for the first quarter of the company's current fiscal year versus $24,017 for the comparable period of the preceding year. The increase is due to an increase in labor cost in order to accommodate increased food and beverage sales of 68%. Retail operating expenses include all labor cost. The assets of this store are owned by the Company, however, the premises are leased from an independent third party.
Depreciation and amortization were $36,375 for the first quarter same as for the comparable period of the previous year.

LIQUIDY AND CASH FLOW FOR THE THIRD QUARTER OF THE CURRENT FISCAL YEAR COMPARED TO THE SAME PERIOD OF THE PREVIOUS YEAR.
During the three months ended May 31, 2001, the company did not achieve a positive cash flow from operations. Accordingly, the company continues to rely on cash on hand as well as an increase in food and beverage sales and the expected increase in cash flow which the Company's management believes will offset cash losses from operations within the next 4 months.


IN THE CURRENT YEAR:
The Company has been unsuccessful in attracting potential franchisees and will require additional capital to fund cost of media advertising The company was successful in its continuing objective to increase sales of food and beverages by 68% or $28,473 during the first quarter of its current fiscal year over the same period of the preceding year.

SAFE HARBOR STATEMENT
Certain statements in this Form 10-QSB, including trends in or expectations regarding the Company's operations, and/or the negotiations with respect to securing a private placement constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on currently available operating, financial and competitive information, and are subject to various and sometimes numerous risks and uncertainties. Actual future results and trends may differ significantly.

The Company is currently in advanced negotiations with potential investor(s) who are prepared to infuse additional capital into the Company by way of a private placement, since the conversion of 2,800,000 Preference Shares held by Treats Canada Corporation to the Company's common shares June 3, 2001. The Company's management believes that this event will facilitate the private placement.
The Company believes that this undertaking might be completed by July 31, 2001. However, while the current negotiations appear promising, readers and shareholders are cautioned that a positive conclusion of the negotiations may not materialize, and the Company makes no guarantees implied or otherwise of any kind regarding the eventual outcome of these negotiations.

                   PART II OTHER INFORMATION

Item 1. Legal Proceedings.
There are no legal proceedings of any kind against the Company or as to its property.

Item 2. Changes in Securities.
   (a) The Company negotitated the conversion of 2,800,000 Preference Shares to common shares with Treats Canada Corporation. This event was reported in the Form 8-K filed with the Securities and Exchange Commission June 14, 2001.

   (b) Not applicable.

   (c) The company has not sold any securities during the first quarter of its current fiscal year.

   (d) Not applicable.

Item 3. Defaults Upon Senior Securities
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K.
   (a) Exhibits
       None
   (b) Reports on Form 8-K
       The Company negotitated the conversion of 2,800,000 Preference Shares to common shares with Treats Canada Corporation. This event was reported in the Form 8-K filed with the Securities and Exchange Commission June 14, 2001.
       The company negotiated cash payments of $29,100 of its subscriptions receivable on a best effort basis. This event was reported in the Form 8-K to the Securities and Exchange Commission June 18, 2001.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    _EMC GROUP, INC.
                                    (Registrant)


Date __June 20, 2001___________


                                    _/s/Erhard Sommer_________________
                                    (Signature)*
                                    Erhard Sommer, President & CEO

Date _______________________________

                                    ___________________________________
                                    (Signature)*