Form 10KSB/A
period 2001-03-28
EMC GROUP INC /FL
filed 2001-08-28
CIK 1048151

United States
                 Securities and Exchange Commission
                         Washington, DC 20549


                             FORM 10-KSB/A

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

                           346 TANAGER COURT
                          LAKELAND, FL 33803
          (Address and zip code of principal executive offices

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

The store development required under the National Marketing License has been waived by Treats Canada Corporation until December 31, 2004. The terms and conditions of the National Marketing Agreement will take effect on January 1, 2005 in full force and in total compliance with the Agreement. A copy of the letter is filed as an exhibit to the Form 10-SB.

e. The company agrees to pay Licensor a non refundable Area Development Service Fee in an amount equal to ten percent (10%)of the Regional Franchise Development Fee being charged Area Developers by the
Company, for every Area in the Exclusive Territory payable to the Licensor forthwith upon completion of each Area Development Agreement The Company agrees to pay Licensor a non refundable Store Development Fee an amount equal to ten percent (10%) of the Franchise
Development Fee being charged Area Developers by the Company, for every Area in the Exclusive Territory payable to Licensor forthwith upon the execution of each Treats Franchise Agreement, whether sub-franchised or corporately operated.

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

g. The Company agrees to pay to Licensor an operations service fee ("Operations Service Fee") for each store in the Exclusive Territory in amount equal to one percent (1%) of the net sales for each STORE and/or CORPORATE STORE, and one percent (1%) of the net sales for STORES operating under an Area Development Agreement. Such fee shall be payable within fifteen (15) days after the conclusion of each monthly accounting period and shall be payable within such period whether or not the Company has collected royalty and service fees from franchisor or Franchisees.

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

   The second Treats store is located at the New Center One Building at 3031 West Grand Blvd., Suite 201, Detroit, Michigan 48212. The assets of the store are owned by the Company, but the premises are leased from an independent party. This Treats Store is operated by an independent party under the terms and conditions of a Letter Agreement dated June 24, 1997. The Letter Agreement ("Agreement") was canceled and replaced by a new Operating Agreement, dated November 1, 2000. The agreement provides for certain restructuring of payments due the Company. The new agreement is filed as exhibit EX-20.4 to the Form 10-SB12G/A.
   The Independent operator is not a franchisee of the Treats franchise system and operates the store for his own profit/loss. Pursuant to the operating agreement (the "Agreement"), the operator is required to make certain monthly payments to the Company, which are listed below:

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

The following table sets forth certain information regarding the sales of the Company's common stock April 6, 1999:


Date of Sale Title of    Amount of   Aggregate     Net      Consideration    Exemption
             Securities  Securities  Offering     Proceed
                                      Price
    (a)        (b)         (c)         (d)          (e)            (f)          (g)
___________  __________  __________  _________   ________   _____________    _________
                                     (C>
04/06/1999   Common (1)    305,000   $ 102,500  $   -              -          Reg. D
10/08/1999   Common (1)   (305,000)   (102,500)      -          Canceled      Reg. D
04/06/1999   Common (2)    300,000     100,000    100,000          -          Reg. D
04/06/1999   Common (2)  1,595,000     319,000    319,000          -          Reg. D
04/06/1999   Common (3)    100,000         500        500       Services      Reg. D
04/06/1999   Common (4)    100,000       -           -          Services      Reg. D
07/23/1999   Common (5)    100,000       -           -          Services      Reg. D
______________________________________________________________________________________

Totals                   2,195,000   $ 419,500  $ 419,500
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


/s/  PARKS, TSCHOPP, WHITCOMB & ORR, P.A.



May 18, 2001













                             EMC GROUP, INC.


                             Balance Sheets


                 February 28, 2001 and February 29, 2000


                                Assets
                                                       2001        2000
                                                   ___________  _________

Current assets:
   Cash                                            $     9,370     39,148
   Accounts receivable                                   3,408      3,173
   Inventory                                             4,267      3,575
   Prepaid expenses                                      1,491        828
                                                   ___________  _________

      Total current assets                              18,536     46,724


Property and equipment:
   Leasehold improvements                               68,099     68,099
   Equipment                                            44,533     43,018
                                                   ___________  _________

                                                       112,632     111,17

    Less accumulated depreciation                       43,454     35,454
                                                   ___________  _________
     Net property and equipment                         69,178     75,663


Other assets:
    Marketing rights, net of accumulated
     amortization of $443,625 and
     $307,125 (note 2)                               2,286,375  2,422,875
    Deposits and other assets                            2,283      3,286
                                                   ___________  _________

                                                   $ 2,376,372  2,548,548
                                                   ===========  =========









See accompanying notes to financial statements




                     Liabilities and Stockholders' Equity



                                                      2001        2000
                                                 ___________    ________
Current liabilities:
   Accounts payable                              $     3,582       3,451
   Accrued expenses                                    2,128       1,154
                                                 ___________    ________

        Total current liabilities                      5,710       4,605
Deposits                                               4,400       4,400
                                                 ___________    ________

        Total liabilities                             10,110       9,005


Stockholder's equity:
   Preferred stock ($.0001 par value;                    280         280
     50 million shares authorized;
     2.8  million issued and
     outstanding)(note 2)
   Common stock($.0001 par value; 50 million
     shares authorized; 2,575,200 at                     258         258
     Feb. 29, 2000 and 380,200 shares
     issued and outstanding)
   Additional paid-in capital                      3,342,309   3,342,309
   Stock subscriptions receivable                   (291,000)   (291,000)
   Accumulated deficit                              (685,585)   (512,304)
                                                 ___________   _________

         Total stockholders' equity                2,366,262   2,539,543
                                                 ___________   _________
                                                $  2,376,372   2,548,548
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
                              =========  =====   =========  =======   ==========    ==========    =========  ==========



See accompanying notes to financial statements








                               EMC GROUP, INC.

                             Statement of Cash Flows

               Years ended February 28, 2001 and February 29, 2000

                                                     2001          2000
                                               _____________  ___________
Cash flows used in operating activities:
   Net loss                                      $ (173,281)    (258,181)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                  145,500      146,393
     Common stock issued for services                   -         40,000
     Net increase (decrease) in cash flow
         from changes in:
       Accounts receivable                             (235)      22,662
       Inventory                                       (692)         (97)
       Prepaid expenses                                (663)         144
       Accounts payable                                 131      (17,070)
       Accrued expenses                                 974           -
       Other assets                                       3           -
                                                ____________  __________

         Net cash used in operating activities      (28,263)     (66,149)
                                                ____________  __________

Cash flows from investing activities;
   Collection of principal on note receivable             -
   Purchase of equipment                             (1,515)      (5,539)
                                                ____________  __________
        Net cash provided by (used) in
            investing activities                     (1,515)      (5,539)
                                                ____________  __________

Cash flows from financing activities:
   Issuance of common stock                             -        128,500
   Advances from officer                                -        (22,254)
                                                ____________  __________

       Net cash provided by financing activities        -        106,246
                                                ____________  __________

Net increase (decrease) in cash                     (29,778)      34,558

Cash, beginning of period                            39,148        4,590
                                                ____________ ___________

Cash, end of period                            $      9,370       39,148
                                                ============  ==========
Supplemental disclosure of cash flows
   information:
    Cash paid during the year of interest      $       -             280
                                                ============   =========





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

k.) Long-lived assets

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


ITEM 13.   EXHIBITS AND REPORTS

The Company filed the below listed Exhibits and Reports in the Registration Statement 10-SB12G/A on May 16, 2001.

EXHIBIT NO.      DESCRIPTION

3.(i)            Articles of Incorporation
                 Filed by reference to the Form 10-KSB on June 18, 2001

3.(i)/A          Amendments to Articles
                 Filed by reference to the Form 10-KSB on June 18, 2001

3.(ii)           Bylaws
                 Filed by reference to the Form 10-KSB on June 18, 2001

20.1             Memorandum of Understanding Treats Canada Corporation.
                 Waiver of certain fees for 30 months. Dated
                 December 1, 1997
                 Filed by reference to the Form 10-KSB on June 18, 2001

20.2 Memorandum of Understanding, dated February 3, 1998 regarding the purchase and sale of the Detroit Treats store and National Marketing License, including terms and conditions of Class "A" Preference Shares issued to Treats Canada Corporation.
                 Filed by reference to the Form 10-KSB on June 18, 2001

20.3 Assignment of Detroit Treats store to EMC Group, dated January 23, 1998, including "Letter Agreement".
                 Filed by reference to the Form 10-KSB on June 18, 2001

20.4 Operating Agreement with independent operator of the Detroit Treats store, dated November 1, 2000, replacing the original "Letter Agreement".
                 Filed by reference to the Form 10-KSB on June 18, 2001

20.5 Memorandum of Understanding, dated January 5, 1998 detailing the terms and conditions under which EMC has the right of first refusal for the National Marketing License for the United Kingdom.
                 Filed by reference to the Form 10-KSB on June 18, 2001

20.6             Letter from Treats Canada Corporation, dated
                 October 21, 1999 waiving the default provisions of the National Marketing License until December 1, 2001. Filed by reference to the Form 10-KSB on June 18, 2001

20.7 Letter from Parks, Tschopp, Whitcomb & Orr, P.A., Certified Public Accountants, dated February 27, 2001, affirming that the firm is licensed to practice before the Securities and Exchange Commission.
                 Filed by reference to the Form 10-KSB on June 18, 2001

20.8             Treats Franchise Agreement
                 Filed by reference to the Form 10-KSB on June 18, 2001

20.9 Treats waiver, dated May 8, 2001 regarding the required development of stores.
                 Filed by reference to the Form 10-KSB on June 18, 2001

20.10 National Marketing Agreement between Treats Canada Corporation and the Company.
                 Filed by reference to the Form 10-SB12G/A
                 August 28, 2001

20.11            Letter from Treats Canada Corporation, dated
                 June 6, 2001 waiving the default provisions of the National Marketing License regarding the required store development schedule until December 31, 2004. Filed by reference to the Form 10-SB12G/A
                 August 28, 2001



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


                                       EMC GROUP, INC.
                                       -----------------------
                                       (Registrant)



Date: August 20, 2001                  /s/ Erhard Sommer
                                      ----------------------
                                      (Signature)

                                      Erhard Sommer, President & CEO