Form 10QSB
period 2001-08-31
EMC GROUP INC /FL
filed 2001-10-12
CIK 1048151

UNITED STATES
                    SECURITIES AND EXCHANGE COMMSSION
                           WASHINGTON, D.C.


                            FORM 10-QSB
       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      AND EXCHANGE ACT OF 1934


            For the quarterly period ended August 31, 2001
                   Commission file number: 0-28035


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


Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $0.0001 par value per share, 50,000,000 authorized , 2,775,200 issued and outstanding as of August 31, 2001. Preferred Non-Voting Stock, $0.0001 par value per share, 50,000,000 authorized, none issued and outstanding as of August 31, 2001.


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


                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS



                            EMC GROUP, INC.

                            BALANCE SHEETS

                                ASSETS

                                                       August 31
                                              -------------------------
                                                  2001         2000
                                              (unaudited)   (unaudited)
                                              -----------   -----------
Current assets:
  Cash                                       $      4,191        14,146
  Accounts receivable                               5,854         3,986
  Inventory                                         5,683         4,367
  Prepaid expenses                                  4,203         2,952
                                              -----------   -----------
           Total current assets                    19,932        25,451

Property and Equipment:
  Leasehold improvements                           68,099        68,099
  Equipment                                        44,534        44,534
                                              -----------   -----------
                                                  112,633       112,633

        Less accumulated depreciation              47,454        39,454
                                              -----------   -----------

Net property and equipment                         65,179        73,179

Other assets:
  Marketing rights, net of accumulated
   amortization of $511,875 and $375,375        2,252,250     2,354,625
  Deposits and other assets                         1,783         2,784
                                              -----------    ----------
                                              $ 2,305,019     2,456,039
                                              ===========    ==========






See accompanying notes to financial statements. (Continued)



                           EMC GROUP, INC.

                       BALANCE SHEETS - Continued

                 Liabilities and Stockholders' Equity


                                                         August 31,
                                               -------------------------
                                                   2001         2000
                                                (unaudited)   (unaudited)
                                               ------------   ----------
Current liabilities:
   Accounts payable                            $     12,711        7,136
   Advances from officer (Note E )                    9,000          -
   Accrued expenses                                   1,561          334
                                                -----------   ----------

          Total current liabilities                  23,272        7,470

   Deposits                                           4,400        4,400
                                                -----------   ----------
           Total liabilities                         27,673       11,870

Stockholders' equity:
Preferred stock ($.0001 par value; 50 million           -            280
   shares authorized; none outstanding as of
   August 31, 2001
Common stock ($.0001 par value; 50 million              278          258
   shares authorized; 2,775,200 shares issued
   and outstanding as of August 31, 2001)
Additional paid-in capital                        3,055,669    3,342,309
Stock subscriptions receivable                          -       (291,000)
Accumulated deficit                                (778,600)    (607,677)
                                                -----------   ----------

           Total stockholders' equity             2,277,347    2,444,169
                                                -----------   ----------
                                                $ 2,305,019    2,456,039
                                                ===========   ==========




See accompanying notes to financial statements




                          EMC GROUP, INC.

                     Statement of Operations



                                          Three months ended
                                              August 31
                                        ----------------------

                                           2001       2000
                                       (Unaudited)  Unaudited)
                                       -----------  ----------
Sales:
   Food and beverage                   $    65,782     62,820
   Management fees                           2,700      6,737
   Store rent                                6,714      7,334
                                       -----------  ---------
            Total sales                     75,196     76,892
Expenses:
   Food and beverage                        31,012     28,850
   Retail store operating                   29,670     28,297
   General and administrative               30,150     31,078
   Depreciation and amortization            36,375     36,375
                                       -----------  ---------

            Total expenses                 127,567    124,600

Operating loss                             (52,371)   (47,708)
Interest income                                  1         64
                                       -----------  ---------

            Net loss                   $   (39,522)   (47,644)
                                       ===========  =========

Loss per common share                  $      (.06)     (.074)
                                       ===========  =========

Weighted number of common shares
outstanding                                660,467    643,800
                                       ===========  =========




See accompanying notes to financial statements




                             EMC GROUP, INC.

                        Statements of Cash Flows

                                                   Three months ended
                                                       August 31
                                                  ------------------
                                                    2001       2000
                                                 (Unaudited) (Unaudited)
                                                 -----------  ---------
Cash flows used in operating activities:
   Net loss                                       $( 52,371)    (47,644)
   Adjustments to reconcile net loss to net
    cash operating activities:
      Depreciation and amortization                  36,375      36,375

      Net increase (decrease) in cash flow from
      changes in:
           Accounts receivable                       (2,446)     (2,047)
           Inventory                                   (465)       (449)
           Prepaid expenses                            (293)        797
           Accounts payable                           5,605        (183)
           Accrued expenses                            (318)     (1,166)
                                                  ----------  ---------

            Net cash used in operating activities   (13,913)    (14,317)
                                                  ----------  ---------

Cash flows from investing activities:

   Collection of principal on note receivable         1,000         -
   Purchase of equipment                                -        (1,076)
                                                  -----------  --------

           Net cash provided (used) in investing
                       activities                     1,000      (1,076)
                                                  ----------  ---------
Cash flows from financing activities:

   Net proceeds from stock subscriptions (Note D)     4,092         -
   Advances from officer                              9,000         -
                                                  ----------  ---------

       Net cash provided by financing activities     13,092         -
                                                  ----------  ---------

Net increase (decrease) in cash                         179     (15,393)

Cash, beginning of period                             4,012      29,538
                                                  ----------  ---------

Cash at end of period                            $    4,191   $  14,146
                                                  ==========  =========
Supplemental disclosure of cash flows
information:
Cash paid during the period for interest         $      -     $       3
                                                  ==========  =========


See accompanying notes to financial statements




                          EMC GROUP, INC.
                     Notes to Financial Statements


(A) Presentation of Unaudited Financial Statements
The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and foot notes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of August 31, 2001, and results of operations for the three months ended August 31, 2001 and 2000, and cash flows for the three months ended August 31, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(B) Sales to Major Customers
During the three months ended May 31, 2001 and 2000, no customer accounted for more than 10% of total revenue.


(C) Reclassification
Certain prior year amounts have been reclassified to conform with the current period presentation.

(D) Subsequent Events
   1. The Company negotiated the conversion of 2,800,000 Preference Shares to 200,000 of the Company's common shares and a one time cash payment of $25,000 with Treats Canada Corporation. This event was reported in the Form 8-K filed with the Securities and Exchange Commission June 14, 2001.

   2 The company negotiated cash payments of $29,100 on its subscriptions receivable on a best effort basis. This event was reported in the Form 8-K with the Securities and Exchange Commission June 18, 2001

   3 The Company received a comment letter from the SEC regarding the accounting of the Marketing Rights in the Form 10-SB12G/A, 10-KSB's and 10-QSB's filed with the Securities and Exchange Commission.
In this letter, the Commission states that it believes that the Marketing rights are impaired, since the Company has not sold any franchises since the inception of the Company. The Commission requires that the financial statements as filed with the SEC be revised in accordance with Paragraph 6 of SFAS 121. The Company is currently in the process of restating all financial statements, which will recognize appropriate impairment charges for each period reported. When completed, the amended Forms will be filed with the Securities and Exchange Commission as expeditiously as possible.
The reader is cautioned, that no impairment charges are recognized in the current 10-QSB for the three months ended August 31, 2001, as the report needed to be filed on time with Securities and Exchange Commission.

(E) ADVANCES FROM OFFICER
During the quarter ended August 31, 2001, the Companys' president provided various operating noninterest-bearing unsecured cash advances to the Company.


                     PART I. FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis or Plan of Operation
RESULTS OF OPERATIONS
FOR THE THREE (3) MONTHS (INTERIM PERIOD) ENDED AUGUST 31, 2001.
GENERAL
The Company had a net loss of $52,371 for the Second quarter of its current fiscal year compared to a net loss of $47,644 for the comparable period of the previous fiscal year. Total sales were $75,196 for the second quarter of the company's current fiscal year versus $76,892 for the comparable period of the previous fiscal year. Included in sales for the second quarter of the company's current fiscal year are food and beverage sales of $65,782, management fees of $2,700 and rent of $6,714 versus food and beverage sales of $62,820, management fees of $6,738 and rent of $7,334 for the comparable period of the previous year.
General and administrative expenses were $30,510 for the second quarter of the current fiscal year compared to $31,078 for the comparable period of the preceding year.

Management fees the company collects from the independent operator of the Treats store, Detroit, Michigan decreased from $6,738 for the second quarter of the pervious year by $4,038 to $2,700 for the comparable period of the current fiscal year.
The decrease is due to a waiver of certain fees the company charges the independent operator as a percentage of sales. The waiver was necessitated due to the fact that General Motors, the major tenant of the premises, moved to other facilities. The operating agreement giving effect to the waiver and other terms and conditions is incorporated by reference as an exhibit in the company's
Form 10-SB12G/A. The independent operator is not a Treats franchisee, but operates the store for his own profit/loss, subject to the terms and conditions of an operating agreement with the company. The assets of the store are owned by the company, however, the premises are leased from an independent third party.
Cost of food and beverage were $31,012 or 47.14% of sales for the second quarter of the current fiscal year versus $28,850 or 46% of sales for the second quarter of the previous year. Retail store operating expenses were $29,670 for the second quarter of the company's current fiscal year versus $28,297 for the comparable period of the preceding year.
The increase is due to an increase in labor cost in order to accommodate increased food and beverage sales. Retail operating expenses include all labor cost. The assets of this store are owned by the Company, however, the premises are leased from an independent third party.
Depreciation and amortization were $36,375 for the second quarter same as for the comparable period of the previous year.

LIQUIDY AND CASH FLOW FOR THE THIRD QUARTER OF THE CURRENT FISCAL YEAR COMPARED TO THE SAME PERIOD OF THE PREVIOUS YEAR.
During the three months ended August 31, 2001, the company did not achieve a positive cash flow from operations. Accordingly, the company continues to rely on cash on hand as well as cash advances from the Company's president.


IN THE CURRENT YEAR:
The Company has been unsuccessful in attracting potential franchisees and will require additional capital to fund cost of media advertising and human resources in order to be successful in franchising the Treats system.


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

The Company is currently in advanced negotiations with potential investor(s) who are prepared to infuse additional capital into the Company by way of a private placement, since the conversion of 2,800,000 Preference Shares held by Treats Canada Corporation to the Company's common shares June 3, 2001. The Company's management believes that this event will facilitate the private placement.
The Company believed that this undertaking might be completed in principal by September 15, 2001. However, due to the tragic events of September 11, 2001 and the resulting substantial downturn of the stock market, this undertaking has been delayed by a few weeks. While the ongoing negotiations appear promising, readers and shareholders are cautioned that a positive conclusion of the negotiations may not materialize, and the Company makes no guarantees implied or otherwise of any kind regarding the eventual outcome of these negotiations.

                   PART II OTHER INFORMATION

Item 1. Legal Proceedings.
There are no legal proceedings of any kind against the Company or as to its property.

Item 2. Changes in Securities.
   (a) The Company negotiated the conversion of 2,800,000 Preference Shares to common shares with Treats Canada Corporation. This event was reported by reference in the Form 8-K filed with the Securities and Exchange Commission June 14, 2001.

   (b)  The Company was advised of Certain Changes in Security
        Ownership by Certain Beneficial Owners.
        The event was reported to the Securities and Exchange Commission by reference in the Form 8-K on August 28, 2001

   (b) Not applicable.

   (c) The company has not sold any securities during the second quarter of its current fiscal year.

   (d) Not applicable.

Item 3. Defaults Upon Senior Securities
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K.
   (a) Exhibits
       None
   (b) Reports on Form 8-K
       The Company negotiated the conversion of 2,800,000 Preference Shares to common shares with Treats Canada Corporation. This event was reported by reference in the Form 8-K filed with the Securities and Exchange Commission June 14, 2001.

      The Company was advised of Certain Changes in Security
      Ownership by Certain Beneficial Owners.
      The event was reported to the Securities and Exchange Commission by reference in the Form 8-K on August 28, 2001

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








EMC GROUP, INC.
(Registrant)


Date:  October 11, 2001


/s/Erhard Sommer
(Signature)*
Erhard Sommer, President & CEO
Date _______________________________
___________________________________
(Signature)*