Form 10QSB
period 2001-11-30
EMC GROUP INC /FL
filed 2002-01-14
CIK 1048151

UNITED STATES
                    SECURITIES AND EXCHANGE COMMSSION
                           WASHINGTON, D.C.


                            FORM 10-QSB
       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      AND EXCHANGE ACT OF 1934


            For the quarterly period ended November 30, 2001
                   Commission file number: 0-28035


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


Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $0.0001 par value per share, 50,000,000 authorized , 2,775,200 issued and outstanding as of November 30, 2001. Preferred Non-Voting Stock, $0.0001 par value per share, 50,000,000 authorized, none issued and outstanding as of November 30, 2001.


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


                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS



                            EMC GROUP, INC.

                            BALANCE SHEETS

                                ASSETS

                                                       November 30
                                              -------------------------
                                                  2001         2000
                                              (unaudited)   (unaudited)
                                              -----------   -----------
Current assets:
  Cash                                       $      1,015         7,041
  Accounts receivable                              17,336         6,141
  Inventory                                         4,536         3,750
  Prepaid expenses                                  2,272         2,316
                                              -----------   -----------
           Total current assets                    25,159        19,248

Property and Equipment:
  Leasehold improvements                           68,099        68,099
  Equipment                                        44,534        44,534
                                              -----------   -----------
                                                  112,633       112,633

        Less accumulated depreciation              49,454        41,454
                                              -----------   -----------

Net property and equipment                         63,179        71,179

Other assets:
  Marketing rights, net of accumulated
   amortization of $546,000 and $409,500        2,184,000     2,320,500
  Deposits and other assets                         1,195         1,195
                                              -----------    ----------
                                              $ 2,273,872     2,413,461
                                              ===========    ==========






See accompanying notes to financial statements. (Continued)



                           EMC GROUP, INC.

                       BALANCE SHEETS - Continued

                 Liabilities and Stockholders' Equity


                                                         November 30,
                                               -------------------------
                                                   2001         2000
                                                (unaudited)   (unaudited)
                                               ------------   ----------
Current liabilities:
   Accounts payable                            $     22,526        7,981
   Advances from officer (Note E )                    5,957          -
   Accrued expenses                                   1,127        1,173
                                                -----------   ----------

          Total current liabilities                  29,610        9,154

   Deposits                                           4,400        4,400
                                                -----------   ----------
           Total liabilities                         34,010       13,554

Stockholders' equity:
Preferred stock ($.0001 par value; 50 million           -            280
   shares authorized; none outstanding as of
   August 31, 2001
Common stock ($.0001 par value; 50 million              278          258
   shares authorized; 2,775,200 shares issued
   and outstanding as of August 31, 2001)
Additional paid-in capital                        3,055,669    3,342,309
Stock subscriptions receivable                          -       (291,000)
Accumulated deficit                                (816,085)    (651,940)
                                                -----------   ----------

           Total stockholders' equity             2,239,862    2,399,907
                                                -----------   ----------
                                                $ 2,273,872    2,413,461
                                                ===========   ==========




See accompanying notes to financial statements




                          EMC GROUP, INC.

                     Statement of Operations



                                          Three months ended
                                              November 30

                                           2001       2000
                                       (Unaudited)  Unaudited)
                                       -----------  ----------
Sales:
   Food and beverage                   $    62,740     65,000
   Management fees                           2,700      1,938
   Store rent                                7,557      6,921
                                       -----------  ---------
            Total sales                     72,997     73,859
Expenses:
   Food and beverage                        29,106     29,940
   Retail store operating                   27,277     27,490
   General and administrative               17,757     24,295
   Depreciation and amortization            36,375     36,375
                                       -----------  ---------

            Total expenses                 110,515    118,100

Operating loss                             (37,518)   (44,241)
Interest income                               -            23
                                       -----------  ---------

            Net loss                   $   (37,518)   (44,219)
                                       ===========  =========

Loss per common share                  $      (.05)     (.074)
                                       ===========  =========

Weighted number of common shares
outstanding                                693,800    643,800
                                       ===========  =========




See accompanying notes to financial statements




                             EMC GROUP, INC.

                        Statements of Cash Flows

                                                   Three months ended
                                                       November 30
                                                  ------------------
                                                    2001       2000
                                                 (Unaudited) (Unaudited)
                                                 -----------  ---------
Cash flows used in operating activities:
   Net loss                                       $( 37,518)    (44,219)
   Adjustments to reconcile net loss to net
    cash operating activities:
      Depreciation and amortization                  36,175      36,375

      Net increase (decrease) in cash flow from
      changes in:
           Accounts receivable                      (11,481)     (2,154)
           Inventory                                  1,147        618
           Prepaid expenses                           1,930        635
           Accounts payable                           9,815       1,639
           Accrued expenses                             -           -
                                                  ----------  ---------

            Net cash used in operating activities        68      (7,105)
                                                  ----------  ---------

Cash flows from investing activities:

   Collection of principal on note receivable           -           -
   Purchase of equipment                                -           -
                                                  -----------  --------

           Net cash provided (used) in investing
                       activities                       -           -
                                                  ----------  ---------
Cash flows from financing activities:

   Net proceeds from stock subscriptions (Note D)       -           -
   Advances from officer                             (3,245)        -
                                                  ----------  ---------

       Net cash provided by financing activities     (3,245)        -
                                                  ----------  ---------

Net increase (decrease) in cash                      (3,177)     (7,105)

Cash, beginning of period                             4,191      14,146
                                                  ----------  ---------

Cash at end of period                            $    1,015   $   7,041
                                                  ==========  =========
Supplemental disclosure of cash flows
information:
Cash paid during the period for interest         $      -     $     -
                                                  ==========  =========


See accompanying notes to financial statements




                          EMC GROUP, INC.
                     Notes to Financial Statements


(A) Presentation of Unaudited Financial Statements
The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and foot notes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of November 30, 2001, and results of operations for the three months ended November 30, 2001 and 2000, and cash flows for the three months ended November 30, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(B) Sales to Major Customers
During the three months ended November 30, 2001 and 2000, no customer accounted for more than 10% of total revenue.


(C) Reclassification
Certain prior year amounts have been reclassified to conform with the current period presentation.

(D) Subsequent Events
   There are no other subsequent events to report other than those disclosed in this filing

   3 The Company received a comment letter from the SEC regarding the accounting of the Marketing Rights in the Form 10-SB12G/A, 10-KSB's and 10-QSB's filed with the Securities and Exchange Commission.
In this letter, the Commission states that it believes that the Marketing rights are impaired, since the Company has not sold any franchises since the inception of the Company. The Commission requires that the financial statements as filed with the SEC be revised in accordance with Paragraph 6 of SFAS 121. The Company is currently in the process of restating all financial statements, which will recognize appropriate impairment charges for each period reported. When completed, the amended Forms will be filed with the Securities and Exchange Commission as expeditiously as possible.
The reader is cautioned, that no impairment charges are recognized in the current 10-QSB for the three months ended November 30, 2001, as the report needed to be filed on time with Securities and Exchange Commission.
The Company is delayed in making the adjustments with respect to the impairment charges, since the events of September 11, 2001 and the resulting economic effect on its business required all efforts by the Company's employees to focus on curtailing loss of sales to a minimum and and rebuild diminished customer counts via discounting and other promotions.
(E) ADVANCES FROM OFFICER
During the quarter ended November 30, 2001, the Companys' president provided various operating noninterest-bearing unsecured cash advances to the Company.


                     PART I. FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis or Plan of Operation
RESULTS OF OPERATIONS
FOR THE THREE (3) MONTHS (INTERIM PERIOD) ENDED NOVEMBER 30 31, 2001.
GENERAL
The Company had a net loss of $37,518 for the third quarter of its current fiscal year compared to a net loss of $44,219 for the comparable period of the previous fiscal year. Total sales were $72,997 for the third quarter of the company's current fiscal year versus $73,859 for the comparable period of the previous fiscal year. Included in sales for the second quarter of the company's current fiscal year are food and beverage sales of $62,740, management fees of $2,700 and rent of $7,557 versus food and beverage sales of $65,000, management fees of $1,938 and rent of $6,921 for the comparable period of the previous year.
General and administrative expenses were $17,757 for the third quarter of the current fiscal year compared to $24,295 for the comparable period of the preceding year, a decrease of $6,538 or 27%. The decrease is due to the president of the Company not receiving a salary during the third quarter of the current fiscal year.

Management fees the company collects from the independent operator of the Treats store, Detroit, Michigan increased from $1,938 for the third quarter of the pervious year to $2,700 for the comparable period of the current fiscal year.

The independent operator is not a Treats franchisee, but operates the store for his own profit/loss, subject to the terms and conditions of an operating agreement with the company. The operating agreement is incorporated by reference as an exhibit in the company's
Form 10-SB12G/A.
The assets of the store are owned by the company, however, the premises are leased from an independent third party.
Cost of food and beverage were $29,106 or 46.40% of food and beverage salesfor the third quarter of the current fiscal year versus $29,940 or 46.06% of food and beverage sales for the third quarter of the previous year.
Retail store operating expenses were $27,277 for the third quarter of the company's current fiscal year versus $27,490 for the comparable period of the preceding year.
Retail operating expenses include all labor cost. The assets of this store are owned by the Company, however, the premises are leased from an independent third party.
Depreciation and amortization were $36,375 for the third quarter same as for the comparable period of the previous year.

BALANCE SHEET INFORMATION:
Accounts receivable have dramatically increased during the third quarter of the current fiscal to $17,336 compared to $6,141 for the comparable period of the preceding year. The increase is substantially due to the fact, that the independent operator of the Treats store in Detroit, Michigan has not paid rent for the months of September, October and November to the company. The decline in sales at this store are due to the fact that the State of Michigan is very slow in moving into the facilities vacated by General Motors. The company is in negotiations with Landlord to effect a retroavtive rent reduction.
Additionally, the independent operator has not paid the Company the administration fees totaling $2,700 for the months of September, October and November. The Company blieves, however, that the independent operator will bring these outstanding obligations current within the next 45 days.

Current liabilities have dramatically increased from $9,154 for the third quarter ended November 30, 2000 to $29,610 for the quarter ended
November 30 of the Company's current fiscal year. The increase is substantially due to the following:
The company has not paid rent to landlord for the Treats store in Detroit, Michigan for the months of September, October and November. The Company is in negotiations with landlord to effect a retroactive rent reduction and subsequently receive all payments due from independent operator of the store.
Additionally, the Company's president provided various unsecured non-interest bearing cash advances in the amount of $5,957.

LIQUIDY AND CASH FLOW FOR THE THIRD QUARTER OF THE CURRENT FISCAL YEAR COMPARED TO THE SAME PERIOD OF THE PREVIOUS YEAR.
During the three months ended November 30, 2001, the company did not achieve a positive cash flow from operations. Accordingly, the company continues to rely on cash on hand as well as cash advances from the Company's president.


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

The Company has been in negotiations with potential investor(s) who were prepared to infuse additional capital into the Company by way of a private placement.
The Company believed that this undertaking might be completed in principal several months ago. However, due to the tragic events of September 11, 2001 and the resulting substantial downturn of the stock market and the economy, this undertaking has been delayed and it appears now that these negotoations may not result in a postive conclusion.
The potential investors have been seriously concerned about their own portfolios.

The Company is, however, pursuing other alternatives in order to provide funding for the Company.

While the Company continues to pursue additional funding to the Company, readers and shareholders are cautioned that a positive conclusion of the negotiations may not materialize, and the Company makes no guarantees implied or otherwise of any kind regarding the eventual outcome of these negotiations.

                   PART II OTHER INFORMATION

Item 1. Legal Proceedings.
There are no legal proceedings of any kind against the Company or as to its property.

Item 2. Changes in Securities.
   (a) There no changes.

   (b) Not applicable.

   (c) The company has not sold any securities during the third quarter of its current fiscal year.

   (d) Not applicable.

Item 3. Defaults Upon Senior Securities
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K.
   (a) Exhibits
       None
   (b) None

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






EMC GROUP, INC.
(Registrant)


Date:  January 9, 2002


/s/Erhard Sommer
(Signature)*
Erhard Sommer, President & CEO
Date _______________________________
___________________________________
(Signature)*